Form 10QSB
period 2007-09-30
Anvil Forest Products Inc.
filed 2007-12-17
CIK 1405045

===========================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-146024

ANVIL FOREST PRODUCTS INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

284C Campion Street
Kelowna, British Columbia
Canada V1X 7S8
(Address of principal executive offices, including zip code.)

(604) 818-2617
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [X] No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of December 12, 2007, the Company had 4,430,000 shares of common stock outstanding.

===========================================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Unaudited)

(Stated in U.S. Dollars)

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

SEPTEMBER 30, 2007
(Stated in U.S. Dollars)

	SEPTEMBER 30	MARCH 31
	2007	2007
ASSETS
Current Assets
Cash and cash equivalent	$3,330	$8,484
Accounts receivable	10,830	-
Tax receivable	1,254	1,110
Inventories (Note 3)	9,397	18,028
	$24,811	$27,622
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	18,838	1,925
Due to a related party (Note 4)	18,158	4,158
	36,996	6,083

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock
Authorized:
Common Stock: 75,000,000 shares authorized, $0.0001 par value
Issued and oustanding:
4,430,000 common shares at March 31, 2007 and September 30, 2007	443	443
Additional Paid In Capital	25,757	25,757
(Deficit) Accumulated During The Development Stage	(38,385)	(4,661)
	(12,815)	21,539
	$24,811	$27,622

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

(Stated in U.S. Dollars)

				PERIOD FROM
	THREE	SIX		INCEPTION
	MONTHS	MONTHS		AUGUST 11
	ENDED	ENDED		2006 TO
	SEPTEMBER 30	SEPTEMBER 30		SEPTEMBER 30
	2007	2007		2007

Sales	$-	$9,507		$18,695

Cost of goods sold	-	8,631		18,275

Gross	-	876		420

Expenses
Professional fees	24,182	32,364		33,114
Rent	1,444	2,860		4,601
Office and sundry	60	142		751

	25,686	35,366		38,466

Operating loss	(25,686)	(34,490)		(38,046)

Other income (loss)
Foreign exchange gain (loss)	-	766		(339)

Net Loss For The Period	$(25,686)	$(33,724	) $	(38,385)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares
Outstanding	4,430,000	4,430,000

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

(Stated in U.S. Dollars)

			PERIOD FROM
	THREE	SIX	INCEPTION
	MONTHS	MONTHS	AUGUST 11
	ENDED	ENDED	2006 TO
	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30
	2007	2007	2007

Cash Flows From (Used by) Operating Activities
Net loss for the period	$(25,686)	$(33,724)	$(38,385)

Adjustments To Reconcile Net Loss To Net Cash
Used In Operating Activities
Accounts receivable	-	(10,830)	(10,830)
Prepaid expense and deposit	10,000	-	-
Tax receivable	(272)	(144)	(1,254)
Inventories	-	8,631	(9,397)
Accounts payable and accrued liabilities	7,339	16,913	18,838
	(8,619)	(19,154)	(41,028)

Cash Flows From Financing Activities
Proceeds from issuance of common shares	-	-	26,200
Due to related parties	4,000	14,000	18,158
	4,000	14,000	44,358

Increase (Decrease) In Cash And Cash Equivalents	(4,619)	(5,154)	3,330

Cash And Cash Equivalents, Beginning Of Period	7,949	8,484	-

Cash And Cash Equivalents, End Of Period	$3,330	$3,330	$3,330

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

PERIOD FROM INCEPTION, AUGUST 11, 2006 TO SEPTEMBER 30, 2007
(Stated in U.S. Dollars)

				(Deficit)
				Accumulated
			Additional	During the	Total
	Common		Paid-in	Development	Stockholders’
	Stock	Amount	Capital	Stage	Equity
	#	$	$	$	$

Balance – August 11, 2006
(Date of Inception)	–	–	–	–	–
Issuance of common shares
for cash
- at $.0001 per share on November
30, 2006	3,000,000	300	–	–	300
- at $.001 per share on December 1,
2006	900,000	90	810	–	900
- at $.02 per share on December 10,
2006	350,000	35	6,965	–	7,000
- at $.10 per share on December 15,
2006	180,000	18	17,982		18,000

Comprehensive income (loss)
- Net loss for the period	–	–	–	(4,661)	(4,661)

Balance, March 31, 2007	4,430,000	443	25,757	(4,661)	21,539

Comprehensive income (loss)
- Net loss for the period				(33,724)	(33,724)

Balance, September 30, 2007	4,430,000	443	25,757	(38,385)	12,815

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30 2007
(Stated in U.S. Dollars)

1.	OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A., on August 11, 2006. The principal activity of the Company is custom wide plank flooring. The Company is considered a development stage company as defined in SFAS No.7. The Company has an office in Vancouver, Canada.

The Company had no transactions, no assets and liabilities from the period August 11, 2006 (inception) to September 30, 2006. Therefore, the comparative financial information from the period August 11, 2006 (inception) to September 30, 2006 were not presented in the statements of operations and cash flows.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

These financial statements have been prepared on a going concern basis, which the Company has incurred a net loss of $38,385 for the period from August 11, 2006 (inception) to September 30, 2007. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations. As at September 30, 2007, the Company has accumulated losses of $38,385since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Cash and cash equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at September 30, 2007, there were no cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Advertising Expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the period ended September 30, 2007.

Basic and diluted net loss per share

The Company reports basic loss per share in accordance with SFAS No. 128 – “Earnings Per Share”. Basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As at September 30, 2007, the Company’s basic and diluted loss per share is the same, as there was no dilutive security as at September 30, 2007

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of September 30, 2007, the Company had $nil in a bank beyond insured limits. The Company operates principally in Canada and grants credit to its customer in this geographic region.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Transactions

The Company is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 – “Accounting for Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Inventories

Inventories are stated at the lower of cost and net realizable value. Net realizable value represents the anticipated selling prices less all further costs for distribution.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30 2007
(Stated in U.S. Dollars)

2.	SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenues from sales are net of estimated provisions for returns, rebates and sales allowances from the sale of products. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred and products have been accepted by the customer, the amount of the consideration is fixed and determinable, and there is reasonable assurance of collection of the sales proceeds.

Long-Lived Assets

Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market value, discounted cash flows, or internal and external appraisals, as applicable. Assets to be disposed of, when applicable, are carried at the lower of carrying value or estimated net realizable value.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the period ended September 30, 2007.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30 2007
(Stated in U.S. Dollars)

2.	SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The allowance for doubtful accounts is an estimated amount based on an analysis of current business and economic risks, customer credit-worthiness and specific identifiable risks that may indicate a potential loss. The allowance is reviewed on a consistent basis to ensure that it adequately provides for all reasonably expected losses. An account may be determined to be uncollectible if all collection efforts have been exhausted. This uncollectible amount is written off against the allowance. The Company does not have any allowances for doubtful accounts for the period ended September 30, 2007.

Recent accounting pronouncements

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will not have a material effect on the Company’s financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for financial statements as of December 15, 2006. The adoption of FIN 48 is expected to have no impact on the Company's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30 2007
(Stated in U.S. Dollars)

2.	SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements (continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The adoption of FAS No. 158 is expected to have no impact on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined whether it will elect the fair value option for any of its financial instruments.

3.	INVENTORIES

Inventories at September 30, 2007 consisted of the followings:

	September 30, 2007	March 31, 2007

Raw materials	$1,991	$1,991
Finished goods	7,406	16,037
	$9,397	$18,028

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30 2007
(Stated in U.S. Dollars)

4.	DUE TO A RELATED PARTY

The amounts are due to a director and shareholder of the Company. The balances are unsecured and interest free with no specific terms of repayment.

5.	CAPITAL STOCK

	a)	On November 30, 2006, the Company issued 3,000,000 shares of common stock at a price of $0.0001 per share for cash proceeds of $300.

	b)	On December 1, 2006, the Company issued 900,000 shares of common stock at a price of $0.001 per share for cash proceeds of $900.

	c)	On December 10, 2006, the Company issued 350,000 shares of common stock at a price of $0.02 per share for cash proceeds of $7,000.

	d)	On December 15, 2006, the Company issued 180,000 shares of common stock at a price of $0.10 per share for cash proceeds of $18,000.

	e)	The Company has no stock option plan, warrants or other dilutive securities.

6.	SEGMENTED INFORMATION

Currently, the Company operates in one industry segment, purchases its inventory from one supplier and derives its revenue from one customer. All operating activities are in Canada and all the assets of the Company are located in Canada.

7.	COMMITMENTS

The Company has an operating lease for its warehouse with a term expires November 30, 2011 for CAD$6,000 per annum.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up corporation. Our auditors have issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenues to stay in business during the next twelve months.

     We have generated $18,695 in revenues from our business operations since inception. The revenues, however, were not generated from our operations, but were a result of the purchase and sale of inventory. Both the purchase and sale were to unaffiliated third parties.

     We have made sales only to one customer, an unaffiliated third party, Koeda Forest Products. We intend to find other customers but have no assurance that we will be able to do so. Our lack of customers is associated with risks, including the risk that we will lose our customer and the risk that we will not find additional customers. We need a larger customer base to have more assurance that we can generate sufficient revenue to grow our company. Without a larger customer base, our future revenue is unpredictable.

     We have established our office and raised $26,200 from our private placement of securities.

     Because our officers and directors do not have prior experience in financial accounting and the preparation of reports under the Securities Act of 1934, we may have to hire additional experienced personnel to assist us with the preparation thereof. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely and you could lose your investment. Currently, we do not have funds to hire such personnel and we do not intend to do so in the near future. Further, until we open our shop, we have no plans to raise money to hire personnel to assist with the preparation of SEC reports. Our officers and directors plan to educate themselves in order to prepare and file reports with the SEC. Any costs related to filing the reports will be advanced by the officers and directors on an as needed basis.

      We believe it will cost $60,000 to operate for twelve months. The $60,000 is comprised of $40,000 for inventory; $3,000 for a salary for our officers and directors; $5,000 for marketing/advertising; $1,000 for office equipment; $11,000 for working capital.

      Other than the cost of our inventory, other costs relating to the installation of the floor and paneling will be paid by our customers.

     We also rely on periodic loans from our officers and directors in order to pay bills and to continue with our business should we not generate sufficient revenues from our business operations. Our officers and directors have committed to loan us money to maintain operations. The foregoing is an oral declaration of intention by our officers and directors. It is not evidenced by any written documentation, and is not enforceable as a matter of law because there is no consideration for the agreement.

     We estimate that it will cost approximately $60,000 to maintain operations for the next twelve months. If we cannot sustain our operations from our revenues, we will have to obtain additional loans from our officers and directors or raise additional funds through a second private placement of securities.

Milestones

     Our milestones for the next twelve months are as follows:

1.

Begin advertising and promoting our services in the Kelowna, British Columbia area by advertising through newspapers, periodicals and leaflets. We also intend to establish a website to promote our services and products. The website will be developed by our officers and directors. This activity should take thirty days and cost approximately $500.  Advertising is an ongoing process which will continue during the life of our business.

2.

Purchase additional inventory of wood. We intend to allocate $40,000 for the wood. We should have a limited initial inventory of wood in place at our office within the next six months subject to raising additional capital.

3.	Make contact with additional prospective customers as a result of our advertisements.

     If we are unable to generate sufficient revenues, we may have to suspend or cease operations. If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not have any plans to do anything else.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We have generated only $18,695 in revenues from operations since our inception on August 11, 2006 to September 30, 2007. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price increases in products and services.

     We may need additional capital to operate during the next twelve months. Our officers and directors will loan us the funds necessary to open the floor shop, including the funds for refurbishing, leasing the equipment, and advertising. However, as noted, we do not have a written agreement from our officers to loan us money if we need it.

     To become profitable and competitive, we have to attract customers and generate additional revenues.

     Equity financing could result in additional dilution to existing shareholders.

     As of the date of this report, we have initiated limited operations and generated limited revenues.

Liquidity and Capital Resources

     We raised $26,200 in our private placement and obtained a $18,158 advance from one of our directors. We used $41,028 for our operations, leaving us with $3,330 in cash.

     If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Our officers and directors have committed to loan us money to maintain operations.

As of the date of this report, we have initiated limited operations and have generated limited revenues of $18,695.

     Since inception we have issued 4,430,000 shares of common stock pursuant to the exemption from registration set forth in Regulation S of the Securities Act of 1933. The total proceeds of the shares issued were $26,200.

     In November 2006 we sold 3,000,000 shares of common stock to our officer and director, Walter Brenner and raised $300. In December, 2006, we sold 50,000 shares of common stock to our officer and director, Horst Balthes and raised $1,000. In December 2006 we sold 900,000 shares of common stock to 6 persons at an offering price of $0.001 per shares and raised $900; 300,000 shares of common stock to 6 persons at an offering price of $0.02 per share and raised $6,000; and, 180,000 shares of common stock to 12 persons at $0.10 per share and raised $18,000. All sales were made pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. All purchasers were non-US persons and all sales took place outside the United States of America.

As of September 30, 2007, our total assets were $24,811 and our total liabilities were $36,996. Our total assets were comprised of cash and cash equivalents, accounts receivable, lumber inventory, prepaid expense and deposits and tax receivable. As of September 30, 2007, we had $3,330 in cash and cash equivalents. As of the date of this report, we had $3,152 in cash.

     We do not expect significant changes in the number of employees. We do expect to hire independent subcontractors for all of our services.

Results of Operations

     Since inception on August 11, 2006, we have generated revenues of $18,695. Our expenses from inception through September 30, 2007 were $18,275 for cost of goods sold; $33,114 for professional fees; $4,601 for rent; and, $751 for office expenses.

     As of September 30, 2007, our total assets were $24,811 and our total liabilities were $36,996.

Recent Accounting Pronouncements

     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will not have a material effect on the Company’s financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for financial statements as of December 15, 2006. The adoption of FIN 48 is expected to have no impact on the Company's financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The adoption of FAS No. 158 is expected to have no impact on the Company's financial statements.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined whether it will elect the fair value option for any of its financial instruments.

ITEM 3.     CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No. Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of December, 2007.

ANVIL FOREST PRODUCTS INC.

BY:  WALTER BRENNER
        Walter Brenner
        President, Principal Executive Officer, Principal
        Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No. Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

PRINT PDF VERSION