Form 10-Q
period 2007-12-31
Anvil Forest Products Inc.
filed 2008-02-13
CIK 1405045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-146024

ANVIL FOREST PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

284C Campion Street
Kelowna, British Columbia
Canada V1X 7S8
(Address of principal executive offices, including zip code.)

(604) 818-2617
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,430,000 as of February 11, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2007
(Unaudited)

(Stated in U.S. Dollars)

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

DECEMBER 31, 2007
(Stated in U.S. Dollars)

	DECEMBER 31	MARCH 31
	2007	2007

ASSETS

Current Assets
Cash and cash equivalents	$3,764	$8,484
Accounts receivable	5538	-
Tax receivable	1,394	1,110
Prepaid expenses and deposits	10,000	-
Inventories (Note 3)	9,397	18,028

	$30,093	$27,622

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	8,314	1,925
Due to a related party (Note 4)	38,658	4,158
	46,972	6,083

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock
Authorized:
Common Stock: 75,000,000 shares authorized, $0.0001 par value

Issued and oustanding:
4,430,000 common shares at March 31, 2007 and December 31, 2007	443	443

Additional Paid In Capital	25,757	25,757

(Deficit) Accumulated During The Development Stage	(43,079)	(4,661)
	(16,879)	21,539

	$30,093	$27,622

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

(Stated in U.S. Dollars)

			PERIOD FROM
	THREE	NINE	INCEPTION
	MONTHS	MONTHS	AUGUST 11
	ENDED	ENDED	2006 TO
DECEMBER 31		DECEMBER 31	DECEMBER 31
	2007	2007	2007

Sales	$-	$9,507	$18,695

Cost of goods sold	-	8,631	18,275

Gross	-	876	420

Expenses
Professional fees	3,513	35,877	36,627
Rent	1,531	4,390	6,131
Office and sundry	121	263	872

	5,165	40,530	43,630

Operating loss	(5,165)	(39,654)	(43,210)

Other income (loss)
Foreign exchange gain (loss)	471	1,236	131

Net Loss For The Period	$(4,694)	$(38,418)	$(43,079)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.01)

Weighted Average Number Of Common Shares
Outstanding	4,430,000	4,430,000

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

(Stated in U.S. Dollars)

			PERIOD FROM
	THREE	NINE	INCEPTION
	MONTHS	MONTHS	AUGUST 11
	ENDED	ENDED	2006 TO
	DECEMBER 31	DECEMBER 31	DECEMBER 31
	2007	2007	2007

Cash Flows From (Used by) Operating Activities
Net loss for the period	$(4,694)	$(38,418)	$(43,079)

Adjustments To Reconcile Net Loss To Net Cash
Used In Operating Activities
Accounts receivable	5,292	(5,538)	(5,538)
Prepaid expense and deposit	(10,000)	(10,000)	(10,000)
Tax receivable	(140)	(284)	(1,394)
Inventories	-	8,631	(9,397)
Accounts payable and accrued liabilities	(10,524)	6,389	8,314
	20,066	(39,220)	(61,094)

Cash Flows From Financing Activities
Proceeds from issuance of common shares	-	-	26,200
Due to related parties	20,500	34,500	38,658
	20,500	34,500	64,858

Increase (Decrease) In Cash And Cash Equivalents	434	(4,720)	3,764

Cash And Cash Equivalents, Beginning Of Period	3,330	8,484	-

Cash And Cash Equivalents, End Of Period	$3,764	$3,764	$3,764

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

PERIOD FROM INCEPTION, AUGUST 11, 2006 TO DECEMBER 31, 2007
(Stated in U.S. Dollars)

				(Deficit)
				Accumulated	Total
			Additional	During the	Stockholders’
	Common		Paid-in	Development	Equity
	Stock	Amount	Capital	Stage	(Deficiency)
	#	$	$	$	$

Balance – August 11, 2006 (Date of
Inception)	–	–	–	–	–
Issuance of common shares
for cash
- at $.0001 per share on November 30,
2006	3,000,000	300	–	–	300
- at $.001 per share on December 1, 2006	900,000	90	810	–	900
- at $.02 per share on December 10, 2006	350,000	35	6,965	–	7,000
- at $.10 per share on December 15, 2006	180,000	18	17,982		18,000

Comprehensive income (loss)
- Net loss for the period	–	–	–	(4,661)	(4,661)

Balance, March 31, 2007	4,430,000	443	25,757	(4,661)	21,539

Comprehensive income (loss)
- Net loss for the period				(38,418)	(38,418)

Balance, December 31, 2007	4,430,000	443	25,757	(43,079)	(16,879)

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007
(Stated in U.S. Dollars)

1.	OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A., on August 11, 2006. The principal activity of the Company is custom wide plank flooring. The Company is considered a development stage company as defined in SFAS No.7. The Company has an office in Vancouver, Canada. During the period from August 11, 2006 (inception) to December 31, 2006, the Company was fairly inactive and transactions were only limited to the issuance of common stocks. Therefore, quarter financial information for period from August 11, 2006 (inception) to December 31, 2006 were not presented in the financial statements for the period ended December 31, 2007.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

These financial statements have been prepared on a going concern basis, which the Company has incurred a net loss of $43,079 for the period from August 11, 2006 (inception) to December 31, 2007. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations. As at December 31, 2007, the Company has accumulated losses of $43,079 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

DECEMBER 31, 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Cash and cash equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at December 31, 2007, there were no cash equivalents.

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

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the period ended December 31, 2007.

Basic and diluted net loss per share

The Company reports basic loss per share in accordance with SFAS No. 128 – “Earnings Per Share”. Basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same, as any exercise of options or warrants would be anti-dilutive.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 2007, the Company had $nil in a bank beyond insured limits. The Company operates principally in Canada and grants credit to its customer in this geographic region.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007
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

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the period ended December 31, 2007.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The allowance for doubtful accounts is an estimated amount based on an analysis of current business and economic risks, customer credit-worthiness and specific identifiable risks that may indicate a potential loss. The allowance is reviewed on a consistent basis to ensure that it adequately provides for all reasonably expected losses. An account may be determined to be uncollectible if all collection efforts have been exhausted. This uncollectible amount is written off against the allowance. The Company does not have any allowances for doubtful accounts for the period ended December 31, 2007.

Recent accounting pronouncements

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

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements (continued)

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

3.	Inventories

Inventories at December 31, 2007 consisted of the followings:

	December 31, 2007	March 31, 2007

Raw materials	$1,991	$1,991
Finished goods	7,406	16,037
	$9,397	$18,028

4.	DUE TO A RELATED PARTY

The amounts are due to a director and shareholder of the Company. The balances are unsecured and interest free with no specific terms of repayment.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007
(Stated in U.S. Dollars)

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

2.

Purchase additional inventory of wood. We have allocated $40,000 for the wood. We should have a limited initial inventory of wood in place at our office within the next six months subject to raising additional capital.

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

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We have generated only $18,695 in revenues from operations since our inception on August 11, 2006 to December 31, 2007. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price increases in products and services.

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

Liquidity and Capital Resources

     We raised $26,200 in our private placement and obtained a $38,658 advance from one of our directors. We used $61,094 for our operations, leaving us with $3,764 in cash.

     If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Our officers and directors have committed to loan us money to maintain operations.

     As of the date of this report, we have initiated limited operations and have generated limited revenues of $18,695.

     Since inception we have issued 4,430,000 shares of common stock pursuant to the exemption from registration set forth in Regulation S of the Securities Act of 1933. The total purchase price of the shares was $26,200.

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

     As of December 31, 2007, our total assets were $30,093 and our total liabilities were $46,972. Our total assets were comprised of cash and cash equivalents, accounts receivable, lumber inventory, prepaid expense and deposits and tax receivable. As of December 31, 2007, we had $3,764 in cash and cash equivalents. As of the date of this report, we had $3,764 in cash.

     We do not expect significant changes in the number of employees. We do expect to hire independent subcontractors for all of our services.

Results of Operations

     Since inception on August 11, 2006, we have generated revenues of $18,695. Our expenses from inception through December 31, 2007 were $18,275 for cost of goods sold; $36,627 for professional fees; $6,131 for rent; and, $872 for office expenses.

     As of December 31, 2007, our total assets were $30,093 and our total liabilities were $46,972.

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

ITEM 4.     CONTROLS AND PROCEDURES.

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of February, 2008.

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