Form 10-K
period 2008-03-31
Anvil Forest Products Inc.
filed 2008-06-25
CIK 1405045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE YEAR ENDED MARCH 31, 2008

Commission file number 333-146024

ANVIL FOREST PRODUCTS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

284C Campion Street
Kelowna, British Columbia
Canada V1X 7S8
(Address of principal executive offices, including zip code.)

(604) 818-2617
(telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes [   ]   No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X]   No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 24, 2008: $0.00.

TABLE OF CONTENTS

		Page

	PART I
Item 1.	Business.	3
Item 1A.	Risk Factors.	9
Item 1B.	Unresolved Staff Comments.	11
Item 2.	Properties.	11
Item 3.	Legal Proceedings.	11
Item 4.	Submission of Matters to a Vote of Security Holders.	12

	PART II
Item 5.	Market Price for the Registrant’s Common Equity, Related Stockholders Matters
	and Issuer Purchases of Equity Securities.	12
Item 6.	Selected Financial Data.	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operation.	13
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	17
Item 8.	Financial Statements and Supplementary Data.	17
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial
	Disclosure.	31

	PART III
Item 9A.	Controls and Procedures.	31
Item 9B.	Other Information.	33
Item 10.	Directors and Executive Officers, Promoters and Control Persons.	33
Item 11.	Executive Compensation.	35
Item 12.	Security Ownership of Certain Beneficial Owners and Management.	37
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	37
Item 14.	Principal Accounting Fees and Services.	38

	PART IV
Item 15.	Exhibits and Financial Statement Schedules.	39

PART I.

ITEM 1.     BUSINESS.

     We were incorporated in the State of Nevada on August 11, 2006. As our business plan, we plan to purchase logs and hire independent contractors to cut and install the wood as hard wood floors and unfinished hard wood paneling in private residences in the areas around Kelowna, British Columbia, Canada. We have initiated operations and generated a small revenue.

     Our administrative office is located at 284C Campion Street, Kelowna, British Columbia, Canada V1X 7S8 and our telephone number is 604-818-2617 and our registered statutory office is located at 6100 Neil Road, Suite 500, Reno, Nevada 89015. Our mailing address is 284C Campion Street, Kelowna, British Columbia, Canada V1X 7S8. Our fiscal year end is March 31.

     We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause us to change our plans.

Products

     We plan to purchase raw wood in the form of cut logs and unfinished planks. We plan to hire independent contractors to cut the wood and install the wood in customers’ homes as wood floors or wood paneling.

     Wood floors and paneling are attractive alternatives for several reasons. Wood floors and paneling are:

     Affordable – We believe that wood floors and paneling add value to a residence at resale time, not to mention it is a lifetime product. Although we have not performed any surveys, we believe that hardwood floor and paneling products are one of the most sought after hard surface flooring in remodeling and new home construction.

     Easy to Maintain - Routine maintenance generally involves simple sweeping and vacuuming. Preventive maintenance includes using area rugs, floor protectors on all furniture on the hardwood floors, and routine maintenance with a proper hardwood cleaner.

     Ecologically Sound - Unlike most floor coverings, wood floors come from a natural resource that is sustainable. Long gone are the days when timber was cut down with little thought for the long-term consequences on the nation's forests. Today, we believe, based on general news about environmental protection and not any research study conducted by us, that an increasing percentage of timber is cut from forests that are carefully managed to ensure continued resources of wood in the future.

     Healthy - The Environmental Protection Agency has said that indoor air quality is one of our top health threats. Installed in the home or elsewhere, wood floors and paneling help contribute to a healthy living environment. Hard surface flooring, such as hardwood floors, does not rap or harbor dust mites or molds. That helps to create better air quality for all inhabitants, but especially for the millions of Americans who suffer from allergies. The hard surface of wood floors also helps avoid artificial substances such as pesticides that can accumulate on some floor coverings.

     Selection and Variety - With today's technologically advanced manufacturing, stains and finishes, hardwood floors and paneling come in many sizes, styles, colors, finishes and species.

Hardwood Flooring Types

     We install or sand and refinish a wide variety of floor types.

     Solid Wood flooring comes in three basic types:

     Strip flooring accounts for the majority of installations. Strips usually are 2-1/4 inches wide, but also come in widths ranging from 1-1/2 inches to 3-1/4 inches. They are installed by nailing to the subfloor.

     Plank flooring boards are at least 3 inches wide. They may be screwed to the subfloor as well as nailed. Screw holes can be covered with wooden plugs.

     Parquet flooring comes in standard patterns of 6" x 6" blocks. Specialty patterns may range up to 36" square units. Parquet often achieves dramatic geometric effects of special design patterns.

     Solid wood floors can be installed on a concrete slab of a residence not having a basement as long as the floor is on or above ground level. This is the case with many residences in the Kelowna, British Columbia area. Solid wood flooring expands and contracts with changes in relative humidity. Normally, installers compensate for this movement by leaving an expansion gap between the floor and the wall. Base moulding is the traditional "cover-up" for this gap.

     Engineered wood - Made of several layers of different woods or different grades of same wood stacked and glued together under heat and pressure. Engineered wood flooring is less likely to be affected by changes in humidity and can be installed above, on, or below ground level. Some engineered wood floors with thicker top layers can be sanded up to three times.

     Wood laminates - A plywood base topped with a layer of veneer. Plies and thicknesses vary, but three-ply, 3/8 inch flooring is most common. The veneer topping of wood laminate floors (commonly 1/8 inch thick) can be sanded and refinished (in rare cases, three times.) Most manufacturer warranties cover the finish for five years.

     Synthetic/plastic laminates - Usually 1/2 inch thick, plastic laminate flooring consists of a fiberboard center wrapped in top and bottom layers of high-pressure laminate, a tougher version of the same material used in many kitchen countertops. These floors cannot be sanded or refinished and must be removed when they wear out. They usually come with 10- or 15-year manufacturer warranties against fading, stains and wear.

     Colors - Wood floors and paneling come in many colors to fit any décor. One-of-a-kind looks can be achieved with custom stains and finishes. And even if a floor is old, an entirely new look can be achieved with new stain and finishes.

     Species - Today's wood floors and paneling come in more than 50 species, both domestic and exotic, spanning the spectrum of color options, hardness, and price ranges. Common species include Ash, Beech, Birch, Cherry, Cypress, Douglas Fir, Hickory /Pecan, Maple (Hard), Mesquite, Oak (Red), Oak (White), Pine (Heart), Pine (Southern Yellow), and Walnut.

     Grades - The appearance of the wood determines its "grade." All grades are strong and serviceable, but each provides a different look.

     Clear - Clear wood is free of defects, though it may have minor imperfections.

     Select - Select wood is almost clear, but contains some natural characteristics such as knots and color variations.

     Common - Common wood (No. 1 and No. 2) has more natural characteristics such as knots and color variations than either clear or select grades, and often is chosen because of these natural features and the character they bring to a room. No. 1 Common has a variegated appearance, light and dark colors, knots, flags and wormholes. No 2 Common is rustic in appearance and emphasize all wood characteristics of the species.

     First - First grade wood has the best appearance, natural color variations and limited character marks.

     Second - Second grade wood is variegated in appearance with varying sound wood characteristics of species.

     Third - Third grade wood is rustic in appearance allowing all wood characteristics of the species.

Cuts

     The angle at which a board is cut determines how the finished product looks. Wood flooring is either plainsawn, quartersawn or riftsawn.

     Plainsawn - Plainsawn is the most common cut. The board contains more variation than the other two cuts because grain patterns resulting from the growth rings are more obvious.

     Quartersawn - Quartersawing produces less board feet per log than plainsawing and is, therefore, more expensive. Quartersawn wood twists and cups less and wears more evenly.

     Riftsawn - Riftsawn is similar to quartersawing, but the cut is made at a slightly different angle.

Wood Floor Finishes - Surfaces Finishes

     Wood floors and paneling require minimal care with today's wood floor finishes. These finishes are usually urethanes and remain on the surface of the wood and form a protective coating. Surfaces finishes are popular today because they are durable, water-resistant and require minimal maintenance. Various gloss levels are available.

     A significant portion of our business will involve refinishing floors which will involve removing all veneer, coatings, and stains from a floor and using one of the surface finishes described below. Types of surface finishes are:

     Oil-modified urethane is easy to apply. It is a solvent-base polyurethane that dries in about eight hours. This type of finish ambers.

     Moisture-cured urethane is solvent-base polyurethane that is more durable and more moisture resistant than other surface finishes. Moisture-cure urethane comes in non-yellowing and in ambering types and is generally available in satin or gloss. These finishes are extremely difficult to apply, have a strong odor and are best left to the professional.

     Conversion varnish dries clear to slight amber and is durable. These finishes have an extremely strong odor and should be applied by the highly skilled flooring professional.

     Water-based urethane finishes are clear and non-yellowing. They have a milder odor and dry in about two to three hours.

     Penetrating Stain and Wax finish soaks into the pores of the wood and hardens to form a protective penetrating seal. The wax gives a low-gloss satin sheen. It is generally maintained with solvent-based (never water-based) waxes, buffing pastes or cleaning liquids (specifically made for wax-finished wood floors and paneling and an additional thin application of wax as needed.

Our Operations

     We plan to install wood floors and paneling in private residences in the areas around Kelowna, British Columbia. Our work will include installation of wood flooring and paneling. We have the ability and technical experience available to assist customers in selecting the wood. We believe the customer will usually buy the wood from us because we plan to be able to provide customers with better prices than retail stores such as Lowe’s or Home Depot. We will use independent contractors to cut, refinish and install the wood in the customer’s residence.

     Choosing a style that is best for a specific customer is an important decision and will be based on a variety of factors including the customer’s lifestyle, decorating style, and their location. We plan to assist customers in selecting the wood. We will meet with customers to help them to weigh the advantages of each alternative. The customer may buy wood through us or through a supplier such as Home Depot or Lowe’s, and we will install the product. We believe it will be more economical to buy the wood from us. Occasionally, the customer may have their own wood, and we may finish and install the wood for them.

     In the future, we hope to purchase wood flooring products that will be included in our job costs and billings if we generate sufficient financial resources to do so. We plan to be able to purchase the wood from numerous vendors in Canada and hope to negotiate wholesale purchasing costs. This will make purchasing through us more economical for our customers.

     The wood will be either purchased in logs and we will then cut it, or purchased in plank form and cut to our size specifications by independent mills. As of the date of this report, we have only purchased wood from one vendor, a non-affilated third party, wood broker, Kelowna Wood Products. In the future, we plan to purchase wood from additional wood vendors and would look to get the best prices available. There are dozens of wood broker vendors in Canada and Internationally that are potential sources for our wood supplies.

     We will promote our products and services in Kelowna, British Columbia. The most likely example of how our business plan will be carried out is that a customer desiring a wood floor or paneling will come to us for our services. We will advise the customer and help the customer select the product that best meets his needs. The customer will select the wood and design for the floor or paneling. From our inventory, we will take the wood, have it cut to the correct dimensions, have independent contractors install the floor or paneling, and have the same or another independent contractor finish the floor or paneling to the specification of the customer. It is also possible that the customer will already have the wood he is wishes to use, or will choose to obtain the wood from another source and only use our services for installing and finishing.

Inventory of Wood

     We maintain our inventory of wood at our office at 284C Campion Street, Kelowna, British Columbia, Canada V1X 7S8. If we do not have the particular wood desired by the customer in inventory, we will obtain the wood from another supplier.

Our Customers

     Our customers will be existing homeowners and current home builders. We believe that a decision on the part of a homeowner to significantly upgrade the house’s floors is a very discretionary one. It is generally made when a homeowner is confident about his financial security or when the homeowner has recently purchased an existing home. Therefore, we believe that opportunities available to our business are principally affected by the number of home resales and the consumers’ perception of the economy in the Kelowna, British Columbia area. Home builders are a developing market for our products and services. It is easier to install flooring in a new house, rather than resurface an existing one. The larger the volume demanded, the longer the terms will be from wood suppliers and the better the deals will be from installers.

     We have obtained revenue from two customers so far. These customers are unaffiliated third parties, Koeda Forest Products and KE Imports Ltd. Although the sale of wood to Koeda Forest Products and KE Imports Ltd. were not the primary kind of transactions we envision for our general business operations, which include finishing and installation, we plan to offer products and services to customers in accordance with their needs and our capabilities. We believe that accommodating customers will help us develop good business relationships. Accordingly, we may accommodate customers needing only wood or only installation services.

     We intend to find other customers but have no assurance that we will be able to do so. Consequently, there are risks that we may lose our two customers and that we will not find more customers. We need a larger customer base to have more assurance that we can generate sufficient revenue to grow our company. Without a larger customer base, our future revenue is unpredictable.

Payment

     We plan to contract with customers and require periodic payment as a percentage of the job is completed. We will collect payment for jobs in full no later than the completion of the job. We currently do not accept credit cards.

Competition

     We compete with many contractors, a significant majority of which have more financial resources and are better known in the Kelowna community and greater Vancouver region than we are.

Attracting Customers

     We seek to attract business in four ways:

1.	We attempt to price our services competitively in the local market.

2.	We respond to customer inquiries and requests quickly and assist them in selecting the alternatives that best fit their needs or preferences.

3.	We advertise in local newspapers and periodicals.

4.	We receive word-of-mouth referrals from satisfied customers.

     We believe that most of our customers will come to us from our advertisements in local newspapers and by word of mouth from former customers. We cannot provide any assurances that our approach to customer service will be successful given the disparity in resources in comparison to our competitors.

Licenses and Regulations

     Our designated contractors hold a contractors license from the Province of British Columbia. We are not currently subject to direct provincial or local regulation other than regulations applicable to businesses generally.

Intellectual Property

     We have no patents or trademarks.

Employees

     We are a development stage company and currently have no employees, other than our officers and directors. We intend to hire additional employees on an as needed basis. We have the ability and experience to subcontract all services related to finishing and installing the floors and paneling. Our officers and directors supervise all the wood that we purchase.

Offices

     Our administrative office is located at 284C Campion Street, Kelowna, British Columbia, Canada V1X 7S8 and our telephone number is 604-818-2617. We lease this space from P.T. Agencies pursuant to a written lease agreement. The term of the lease is 60 months and our monthly rent is $500 per month. Our lease began on December 1, 2006.

ITEM 1A.     RISK FACTORS.

     Please consider the following risk factors before deciding to invest in our common stock. Risks associated with Anvil Forest Products Inc.:

     1. Because our auditors have issued a going concern opinion, there is substantial uncertainty as to whether we will continue activities. You could lose your investment.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

     2. We have a limited operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

     We were incorporated on August 11, 2006. We have just started our proposed business operations and have generated $28,985 in revenues from inception (August 11, 2006) to March 31, 2008. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $57,998. To achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate customers who will use our services

*	our ability to generate revenues from our services.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with starting our business and we may not attract enough customers to generate a profit. As a result, we may not generate sufficient revenues in the future. Failure to generate sufficient revenues will cause us to suspend or cease operations.

     3. We plan to rely on third-party suppliers from whom we purchase the raw materials for our hardwood flooring and unfinished hard wood paneling.

     We plan to obtain all of our raw materials to manufacture and install hard wood flooring and unfinished hard wood paneling from lumber mills. We plan to buy products on an individual purchase order basis and have no supply contracts. Any business interruption experienced by our suppliers, or an inability to maintain a business relationship with our suppliers, could prevent us from meeting the requirements of a contract. Failing to meet the requirements of a contract would result in serious damage to our reputation and could result in litigation and the resultant costs. In either case, our ability to obtain and perform future contracts would be materially impaired.

     4. If a floor installed by us were defective, we may be subject to significant litigation and the costs associated with defending against litigation.

     We plan to purchase hardwoods to manufacture and install custom plank wood floors and unfinished hard wood paneling. If one of our installed floors corroded and leaked or if an employee was injured as a result of falling, we may be subject to litigation for damages. The cost of defending such litigation, in terms of financial and manpower resources could be significant and could prevent us from financing or expanding our business operations.

     5. Because Walter Brenner and Horst Balthes, our only officers and directors, have other outside business activities and will only be devoting 20% of their time or approximately four hours per week to our activities, our activities may be sporadic which may result in periodic interruptions or suspensions.

     Because Walter Brenner and Horst Balthes, our only officers and directors have other outside business activities and will be only be devoting 20% of their time or four hours each per week to our activities, our activities may be sporadic and occur at times which are convenient to Messrs. Brenner and Balthes. As a result, our activities may be periodically interrupted or suspended.

     6. Because all of our assets and our officers and our director are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us or our officers and directors.

     All of our assets are located outside of the United States and we do not currently maintain a permanent place of business within the United States. In addition, our officers and directors are a national and/or resident of a country other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada and other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our directors and officers predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Canada or other jurisdictions against us or our officers and directors predicated upon the securities laws of the United States or any state thereof.

     7. Because we have only two officers and directors who are responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

     We have only two officers and directors. They are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities Exchange Committee which ultimately could cause us to lose money.

     8. We have obtained revenue from two customers, unaffiliated third parties. The revenue was from the sale of inventory rather than our construction services. There is no assurance that we will be able to find customers. We may not find customers. If we fail to find customers, we will not generate revenue or become profitable.

     We have obtained revenue from two customers, unaffiliated third parties. The revenue was from the sale of inventory rather than our proposed construction services. We intend to find other customers but have no assurance that we will be able to do so. There are risks associated with failing to find customers. We need a larger customer base to have more assurance that we can generate sufficient revenue to grow our company. Without a larger customer base, our future revenue is unpredictable, resulting in the risk that we will not be able to generate sufficient revenue and that you will lose your investment.

     9. Because we may issue additional shares of common stock, your investment could be subject to substantial dilution.

     We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. In the future, if we do sell more common stock, your investment could be subject to dilution. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us.

     10. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

     Section 15(g) of the Securities Exchange Act of 1934 applies to securities in our company which qualify as “penny stocks.” Section 15(g) imposes additional sales practice requirements on broker/dealers who sell our securities, including the delivery of a standardized disclosure document, disclosure and confirmation of quotation prices, disclosure of compensation the broker/dealer receives, and furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of his stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.     PROPERTIES.

     None.

ITEM 3.     LEGAL PROCEEDINGS.

     We are not presently a party to any litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.      MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Our shares are traded on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol “ANVF.” A summary of trading by quarter for 2008 and 2007 fiscal years is as follows:

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter 1-01-08 to 3-31-08	$0.0	$0.0
Third Quarter 10-01-07 to 12-31-07	$0.0	$0.0
Second Quarter 7-01-07 to 9-30-07	$0.0	$0.0
First Quarter 4-01-07 to 6-30-07	$0.0	$0.0

Fiscal Year
2007	High Bid	Low Bid
Fourth Quarter 1-01-07 to 3-31-07	$0.0	$0.0
Third Quarter 10-01-06 to 12-31-06	$0.0	$0.0
Second Quarter 7-01-06 to 9-30-06	$0.0	$0.0
First Quarter 4-01-06 to 6-30-06	$0.0	$0.0

     We have 26 shareholders of record of our common stock.

Dividends

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.     SELECTED FINANCIAL DATA.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION OR RESULTS OF OPERATIONS.

     This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up corporation. Our auditors have issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenues to stay in business during the next twelve months.

     We have generated $28,985 in revenues from our business operations since inception. The revenues, however, were not generated from our operations, but were a result of the purchase and sale of inventory. Both the purchase and sale were to unaffiliated third parties.

     We have made sales to two customers, unaffiliated third parties, Koeda Forest Products and KE Imports Ltd. We intend to find other customers but have no assurance that we will be able to do so. Our lack of customers is associated with risks, including the risk that we will lose our customer and the risk that we will not find additional customers. We need a larger customer base to have more assurance that we can generate sufficient revenue to grow our company. Without a larger customer base, our future revenue is unpredictable.

     We have established our office and raised $26,200 from our private placement of securities.

     We represented to persons who purchased shares in our private placement that we would file our registration statement to register their shares for resale. Those persons are the selling shareholders listed in our registration statement and their transferees, pledges, donees, and their successors. That was done in order to induce them to purchase our common stock. We also believe that it will be easier to raise capital in the future if our shares are publicly traded somewhere. We have found that individuals are unwilling to invest money unless there is liquidity for their investment.

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

     Other than the cost of our inventory, other costs relating to the installation of the floor and paneling will be paid from the proceeds we receive from our customers.

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

2.	Purchase additional inventory of wood. We have allocated $40,000 for the wood. We should have a limited initial inventory of wood in place at our office within thirty days.

3.	Make contact with additional prospective customers as a result of our advertisements.

     If we are unable to generate sufficient revenues, we may have to suspend or cease operations. If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not have any plans to do anything else.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We have generated only $28,985 in revenues from operations since our inception on August 11, 2006 to March 31, 2008. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price increases in products and services.

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

Liquidity and Capital Resources

     We raised $26,200 in our private placement and obtained a $42,658 advance from one of our directors. We used $66,235 in operating activities leaving us with $2,623 in cash.

     If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Our officers and directors have committed to loan us money to maintain operations.

     As of the date of this report, we have initiated limited operations and have generated limited revenues of $28,985.

     Since inception we have issued 4,430,000 shares of common stock pursuant to the exemption from registration set forth in Regulation S of the Securities Act of 1933. The total purchase price of the shares was $26,200.

     In November 2006, we sold 3,000,000 shares of common stock to our officer and director, Walter Brenner and raised $300. In December 2006, we sold 50,000 shares of common stock to our officer and director, Horst Balthes, and raised $1,000. In December 2006, we sold 900,000 shares of common stock to 6 persons at an offering price of $0.001 per shares and raised $900; 300,000 shares of common stock to 6 persons at an offering price of $0.02 per share and raised $6,000; and, 180,000 shares of common stock to 12 persons at $0.10 per share and raised $18,000. All sales were made pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. All purchasers were non-US persons and all sales took place outside the United States of America.

     As of March 31, 2008, our total assets were $19,843 and our total liabilities were $50,774. Our total assets were comprised of cash and cash equivalents, accounts receivable, lumber inventory, prepaid expense and deposits and tax receivable. As of March 31, 2008, we had $2,623 in cash and cash equivalents. As of the date of this report, we had $13,427 in cash.

     We do not expect significant changes in the number of employees. We do expect to hire independent subcontractors for all of our services.

Results of Operations

     Since inception on August 11, 2006, we have generated revenues of $28,985. Our expenses from inception through March 31, 2008 were $27,672 for cost of goods sold; $39,700 for professional fees; $7,628 for rent; $10,280 for regulatory and listing fees; $1,188 bank charges and interest expenses; and, $609 for office expenses.

Recent Accounting Pronouncements

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51”.SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141,(revised 2007), “Business Combinations”. SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

     In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Stockholders’ Equity (Deficiency)	F–4

Statements of Cash Flows	F–5

Notes to the Financial Statements	F–6

Chang Lee LLP
Chartered Accountants

505 – 815 Hornby Street
Vancouver, B.C, V6Z 2E6
Tel: 604-687-3776
Fax: 604-688-3373
E-mail: info@changleellp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ANVIL FOREST PRODUCTS INC.
(A development stage company)

We have audited the accompanying balance sheets of Anvil Forest Products Inc. (a development stage company) as at March 31, 2008 and 2007 and the related statements of stockholders’ equity (deficiency), operations and cash flows for the period from August 11, 2006 (date of inception) to March 31, 2008 and statements of operations and cash flows for the year ended March 31, 2008 and for the period from August 11, 2006 to March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at March 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended March 31, 2008, for the period from August 11, 2006 (date of inception) to March 31, 2007 and for the cumulative period from August 11, 2006 (date of inception) to March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fund its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	CHANG LEE LLP
June 19, 2008	Chartered Accountants

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	MARCH 31,
	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$2,623	$8,484
Accounts receivable	16,342	-
Tax receivable	878	1,110
Inventories (Note 3)	-	18,028

	$19,843	$27,622

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	8,116	1,925
Due to a related party (Note 4)	42,658	4,158
	50,774	6,083

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock
Authorized:
Common Stock: 75,000,000 shares authorized, $0.0001 par value

Issued and outstanding:
4,430,000 common shares at March 31, 2008 and 2007	443	443

Additional Paid In Capital	26,624	25,757

(Deficit) Accumulated During The Development Stage	(57,998)	(4,661)
	(30,931)	21,539

	$19,843	$27,622

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			PERIOD FROM		PERIOD FROM
			INCEPTION		INCEPTION
	FOR THE		AUGUST 11		AUGUST 11
	YEAR ENDED		2006 TO		2006 TO
	MARCH 31		MARCH 31		MARCH 31
	2008		2007		2008

Sales	$19,797		$9,188		$28,985

Cost of goods sold	18,028		9,644		27,672

Gross	1,769		(456)		1,313

Expenses
Professional fees	38,950		750		39,700
Rent	5,887		1,741		7,628
Bank charges and interest expenses	1,188		-		1,188
Regulatory and listing	10,280		-		10,280
Office and sundry	-		609		609

	56,305		3,100		59,405

Operating loss	(54,536)		(3,556)		(58,092)

Other income (loss)
Foreign exchange gain (loss)	1,199		(1,105)		94

Net Loss For The Period	$(53,337	) $	(4,661	) $	(57,998)

Basic And Diluted Loss Per Common Share	$(0.01	) $	(0.01)

Weighted Average Number Of Common Shares
Outstanding – Basic And Diluted	4,430,000		2,296,266

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			PERIOD FROM		PERIOD FROM
			INCEPTION		INCEPTION
	FOR THE		AUGUST 11		AUGUST 11
	YEAR ENDED		2006 TO		2006 TO
	MARCH 31		MARCH 31		MARCH 31
	2008		2007		2008

Cash Flows From (Used by) Operating Activities
Net loss for the period	$(53,337	) $	(4,661	) $	(57,998)

Adjustments To Reconcile Net Loss To Net Cash
Used In Operating Activities
Imputed interest from due to a related party	867		-		867
Changes In Non-Cash Working Capital Items
Accounts receivable	(16,342)		-		(16,342)
Tax receivable	232		(1,110)		(878)
Inventories	18,028		(18,028)		-
Accounts payable and accrued liabilities	6,191		1,925		8116
	(44,361)		(21,874)		(66,235)

Cash Flows From Financing Activities
Proceeds from issuance of common shares	-		26,200		26,200
Due to a related party	38,500		4,158		42,658
	38,500		30,358		68,857

Increase (Decrease) In Cash And Cash Equivalents	(5,861)		8,484		2,623

Cash And Cash Equivalents, Beginning Of Period	8,484		-		-

Cash And Cash Equivalents, End Of Period	$2,623		$8,484		$2,623

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, AUGUST 11, 2006 TO MARCH 31, 2008
(Stated in U.S. Dollars)

				(Deficit)
				Accumulated	Total
			Additional	During the	Stockholders’
	Common		Paid-in	Development	Equity
	Stock	Amount	Capital	Stage	(Deficiency)
	#	$	$	$	$

Balance – August 11, 2006 (Date of
Inception)	–	–	–	–	–
Issuance of common shares
for cash
- at $.0001 per share on November
30, 2006	3,000,000	300	–	–	300
- at $.001 per share on December 1,
2006	900,000	90	810	–	900
- at $.02 per share on December 10,
2006	350,000	35	6,965	–	7,000
- at $.10 per share on December 15,
2006	180,000	18	17,982	-	18,000

Comprehensive income (loss)
- Net loss for the period	–	–	–	(4,661)	(4,661)

Balance, March 31, 2007	4,430,000	443	25,757	(4,661)	21,539

Imputed interest from due to a
related party	-	-	867	-	867

Comprehensive income (loss)
- Net loss for the year	-	-	-	(53,337)	(53,337)

Balance, March 31, 2008	4,430,000	443	26,624	(57,998)	(30,931)

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2008
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

These financial statements have been prepared on a going concern basis, which the Company has incurred a net loss of $57,998 for the period from August 11, 2006 (inception) to March 31, 2008. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations. As at March 31, 2008, the Company has accumulated losses of $57,998 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

March 31, 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Cash and cash equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at March 31, 2008, there were no cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the year ended March 31, 2008.

Basic and diluted net loss per share

The Company reports basic loss per share in accordance with SFAS No. 128 – “Earnings Per Share”. Basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same, as the Company had no other dilutive securities as at March 31, 2008.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of March 31, 2008, the Company had $nil in a bank beyond insured limits.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2008
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

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and due to a related party approximate their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2008
(Stated in U.S. Dollars)

2.	SUMMARY OFSIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the year ended March 31, 2008.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2008
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

Recent accounting pronouncements

In March 2008, the FASB issued FASB Statement No.161 ("SFAS161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No.133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS161 is effective for financial statements issued for fiscal years and interim periods beginning after November15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51”.SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2008
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

3.	INVENTORIES

Inventories at March 31, 2008 consisted of the following:

	March 31, 2008	March 31, 2007

Raw materials	$-	$1,991
Finished goods	-	16,037
	$-	$18,028

4.	DUE TO A RELATED PARTY

The amounts are due to a director and shareholder of the Company. The balances are unsecured and interest free with no specific terms of repayment. The Company charged imputed interest at 4.0% per annum and recorded a total of $867 to the additional paid-in capital for the year ended March 31, 2008.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2008
(Stated in U.S. Dollars)

5.	CAPITAL STOCK

	a)	On November 30, 2006, the Company issued 3,000,000 shares of common stock at a price of $0.0001 per share for cash proceeds of $300.

	b)	On December 1, 2006, the Company issued 900,000 shares of common stock at a price of $0.001 per share for cash proceeds of $900.

	c)	On December 10, 2006, the Company issued 350,000 shares of common stock at a price of $0.02 per share for cash proceeds of $7,000.

	d)	On December 15, 2006, the Company issued 180,000 shares of common stock at a price of $0.10 per share for cash proceeds of $18,000.

	e)	The Company has no stock option plan, warrants or other dilutive securities.

6.	INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $57,998, which commence expiring in 2027 - 2028. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the period ended March 31, 2008, the valuation allowance established against the deferred tax assets increased by $20,299.

The components of the net deferred tax asset at March 31, 2008, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2008	2007
	$	$
Operating losses carryforward	57,998	4,661
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	20,299	1,631
Valuation Allowance	(20,299)	(1,631)

Net Deferred Tax Asset	–	–

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2008
(Stated in U.S. Dollars)

7.     COMMITMENTS

        The Company has an operating lease for its warehouse with a term expires November 30, 2011 for CAD$6,000 per annum.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2008, included in this report have been audited by Chang Lee LLP, (Vellmer & Chang) Independent Public Accountants, 815 Hornby Street, Suite 505, Vancouver, British Columbia V6Z 2E6, as set forth in this annual report.

PART III

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

     Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of March 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.   OTHER INFORMATION

     None.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS.

Officers and Directors

     Our directors serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present officers and directors are set forth below:

Name	Age	Position(s) Held
Walter Brenner	42	President, Principal Executive Officer, Principal Financial Officer,
		Principal Accounting Officer and member of the Board of Directors.

Horst Balthes	60	Secretary, Treasurer and member of the Board of Directors.

     The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

     Since August 11, 2006, our inception, Mr. Walter Brenner has been our president, principal executive officer, principal financial officer, principal accounting officer, and member of our board of directors. Mr. Brenner has been the president, principal executive officer and a director of Acropolis Precious Metals, Inc. since its inception on March 24, 2006. Acropolis Precious Metals, Inc. is engaged in mining exploration. Acropolis Precious Metals, Inc. files reports with the SEC pursuant to section 15(d) of the Securities Exchange Act of 1934. Acropolis Precious Metals, Inc.’s securities are not traded on any exchange or electronic system that disseminates securities quotations. Mr. Brenner has been the president, principal executive officer and a director of Atwood Minerals and Mining Corp. since its inception on May 12, 2005. Atwood Minerals and Mining Corp. is engaged in mining exploration. Atwood Minerals and Mining Corp. files reports with the SEC pursuant to section 13 of the Securities Exchange Act of 1934. Atwood Minerals and Mining Corp.’s securities are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) under the symbol “AWMM.” Mr. Brenner graduated from York University’s Osgoode Hall Law School in 1991 with a Bachelor of Laws degree. Since 1993, Mr. Brenner has been a director and senior officer of Hellix Ventures Inc. a British Columbia and Alberta reporting issuer listed on the TSX Venture Exchange. Hellix is listed as a mining company and also has producing petroleum properties. Mr. Brenner is also founder of Abington Ventures Inc. and has been its president and director of since 1999. Abington is a British Columbia and Alberta reporting issuer listed on the TSX Venture Exchange as a mining company. Mr. Brenner will devote approximately 10% of his time to our affairs.

     Mr. Horst Balthes has been secretary, treasurer and member of the board of directors since August 11, 2006. Mr. Balthes graduated from high school and later obtained a German Masters degree at a trades college in Koblenz, West Germany, a degree equivalent to the Canadian College Instructors I.D. certificate. From his work and training in German technical colleges, he is very familiar with machine shop processes and aspects of production line supervision. Since 1989, Mr. Balthes has been a consultant to the manufacturing industry, owning his own consulting business. From 1989 to 2003, Mr. Balthes was an instructor for Meat Science and Processing at Vancouver Community College in Vancouver British Columbia. Since August 2006, Mr. Balthes has been a member of the Board of Directors for Acropolis Precious Metals, Inc. Acropolis is a Nevada corporation. Currently, Mr. Balthes is semi-retired, though active in several businesses which call upon his skills as a trained tradesman. He runs a ranch for youth in Chilliwack.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the code of ethics is attached hereto.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.     EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid by us for the last three fiscal years ending November for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Walter Brenner	2008	0	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Horst Balthes	2008	0	0	0	0	0	0	0	0
Secretary, Treasurer	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

     We do not anticipate paying any salaries in 2008. We do not anticipate paying salaries in the near future.

Compensation of Directors

     The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director’s Compensation Table
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Walter Brenner	2007	0	0	0	0	0	0

Horst Balthes	2007	0	0	0	0	0	0

Option/SAR Grants

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Walter Brenner [1]	3,000,000	President, Principal Executive Officer,	67.72%
		Principal Financial Officer, Principal
		Accounting Officer and Director

Horst Balthes [1]	50,000	Secretary, Treasurer, and Director	1.12%

All Officers and Directors as a
Group (2 Persons)	3,050,000		68.84%

Changes in Control

     There are no arrangements which may result in a change of control of Anvil Forest Products Inc. There are no known persons that may assume control of us after our public offering.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE.

     We issued 3,000,000 shares of restricted common stock to Mr. Brenner on November 30, 2006, pursuant to Reg. S of the Securities Act of 1933. Mr. Brenner is our president, principal executive officer, principal financial officer, principal accounting officer and a member of our board of directors. Mr. Brenner acquired these shares at a price of $0.0001 per share for total proceeds to us of $300.00. We issued 50,000 shares of common stock to Mr. Balthes on December 10, 2006. Mr. Balthes is our secretary, treasurer, and a member of our board of directors. Mr. Balthes acquired these shares at a price of $0.02 per share for total proceeds to us of $1,000.

     Since inception Mr. Brenner has loaned us $42,658 for our operations. These funds were used by us for incorporation, administrative and legal fees and office expenses relating to our registration statement. The loans do not accrue interest and are payable on demand. There is no written contract. However, we included a written description of the loan agreement and filed it with our Form SB-2/A-1 as Exhibit 10.2.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$9,598	Chang Lee LLP, Chartered Accountants (formerly, Vellmer & Chang)
2007	$13,013	Vellmer & Chang, Chartered Accountants

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$-0-	Chang Lee LLP, Chartered Accountants (formerly, Vellmer & Chang)
2007	$-0-	Vellmer & Chang, Chartered Accountants

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$-0-	Chang Lee LLP, Chartered Accountants (formerly, Vellmer & Chang)
2007	$-0-	Vellmer & Chang, Chartered Accountants

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$-0-	Chang Lee LLP, Chartered Accountants (formerly, Vellmer & Chang)
2007	$-0-	Vellmer & Chang, Chartered Accountants

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV. OTHER INFORMATION

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are included herein:

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	9/13/07	3.1
3.2	Bylaws.	SB-2	9/13/07	3.2
4.1	Specimen Stock Certificate.	SB-2	9/13/07	4.1
10.1	Lease Agreement with P.T. Agencies	SB-2	9/13/07	10.1
10.2	Written Description of Loan Agreement	SB-2/A-1	10/26/07	10.2
14.1	Code of Ethics.				X
31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant Section 302
	of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and				X
	Chief Financial Officer pursuant Section 906 of
	the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.				X
99.2	Disclosure Committee Charter.				X

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 25th day of June, 2008.

ANVIL FOREST PRODUCTS INC.
(Registrant)

BY:	WALTER BRENNER
Walter Brenner
President, Principal Executive Officer, Principal
Accounting Officer, Principal Financial Officer
and a member of the Board of Directors

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

WALTER BRENNER	President, Principal Executive Officer, Principal	June 25, 2008
Walter Brenner	Accounting Officer, Principal Financial Officer
and a member of the Board of Directors

HORST BALTHES	Secretary, Treasurer and a member of the Board	June 25, 2008
Horst Balthes	of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	9/13/07	3.1
3.2	Bylaws.	SB-2	9/13/07	3.2
4.1	Specimen Stock Certificate.	SB-2	9/13/07	4.1
10.1	Lease Agreement with P.T. Agencies	SB-2	9/13/07	10.1
10.2	Written Description of Loan Agreement	SB-2/A-1	10/26/07	10.2
14.1	Code of Ethics.				X
31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant Section 302
	of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and				X
	Chief Financial Officer pursuant Section 906 of
	the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.				X
99.2	Disclosure Committee Charter.				X