Form 10-Q
period 2008-06-30
Anvil Forest Products Inc.
filed 2008-08-14
CIK 1405045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53292

ANVIL FOREST PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

3445 Manzano Cr
Las Vegas, Nevada 89121
(Address of principal executive offices, including zip code.)

(702) 448-6731
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒     NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,430,000 as of August 6, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	JUNE 30	MARCH 31
	2008	2008

ASSETS

Current Assets
Cash and cash equivalents	$13,355	$2,623
Accounts receivable	5,538	16,342
Goods and services tax receivable	1,206	878

	$20,099	$19,843

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	14,438	8,116
Due to a related party (Note 4)	43,713	42,658
	58,151	50,774

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
Common Stock: 75,000,000 shares authorized, $0.0001 par value

Issued and outstanding:
4,430,000 common shares at June 30, 2008 and March 31, 2008	443	443

Additional Paid In Capital	26,624	26,624

(Deficit) Accumulated During The Development Stage	(65,119)	(57,998)
	(38,052)	(30,931)

	$20,099	$19,843

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

(Stated in U.S. Dollars)

			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	AUGUST 11
	ENDED	ENDED	2006 TO
	JUNE 30	JUNE 30	JUNE 30
	2008	2007	2008

Sales	$-	$9,507	$28,985

Cost of goods sold	-	8,631	27,672

Gross	-	876	1,313

Expenses
Professional fees	6,555	8,182	46,255
Rent	494	1,416	8,122
Bank charges and interest expenses	81	-	1,269
Regulatory and listing	-	-	10,280
Office and sundry	-	82	609

	7,130	9,680	66,535

Operating loss	(7,130)	(8,804)	(65,222)

Other income (loss)
Foreign exchange gain (loss)	9	766	103

Net Loss And Comprehensive Loss For The Period	$(7,121)	$(8,038)	$(65,119)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares
Outstanding	4,430,000	4,430,000

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

(Stated in U.S. Dollars)

			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	AUGUST 11
	ENDED	ENDED	2006 TO
	JUNE 30	JUNE 30	JUNE 30
	2008	2007	2008

Cash Flows From (Used in) Operating Activities
Net loss for the period	$(7,121)	$(8,038)	$(65,119)

Adjustments To Reconcile Net Loss To Net Cash
Used In Operating Activities
Imputed interest from due to a related party	-	-	867

Changes In Non-Cash Working Capital Items
Accounts receivable	10,804	(10,830)	(5,538)
Goods and services tax receivable	(328)	128	(1,206)
Prepaid expense and deposit	-	(10,000)	-
Inventories	-	8,631	-
Accounts payable and accrued liabilities	6,322	9,574	14,438
	9,677	(10,535)	(56,558)

Cash Flows From Financing Activities
Proceeds from issuance of common shares	-	-	26,200
Due to a related party	1,055	10,000	43,713
	1,055	10,000	69,913

Increase (Decrease) In Cash And Cash Equivalents	10,732	(535)	13,355

Cash And Cash Equivalents, Beginning Of Period	2,623	8,484	-

Cash And Cash Equivalents, End Of Period	$13,355	$7,949	$13,355

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

PERIOD FROM INCEPTION, AUGUST 11, 2006 TO JUNE 30, 2008
(Stated in U.S. Dollars)

				(Deficit)
				Accumulated	Total
			Additional	During the	Stockholders’
	Common		Paid-in	Development	Equity
	Stock	Amount	Capital	Stage	(Deficiency)
	#	$	$	$	$

Balance – August 11, 2006 (Date of Inception)	-	-	-	-	-

Issuance of common shares for cash
- at $.0001 per share on November 30, 2006	3,000,000	300	-	-	300
- at $.001 per share on December 1, 2006	900,000	90	810	-	900
- at $.02 per share on December 10, 2006	350,000	35	6,965	-	7,000
- at $.10 per share on December 15, 2006	180,000	18	17,982	-	18,000
Comprehensive income (loss)
- Net loss for the period	-	-	-	(4,661)	(4,661)

Balance, March 31, 2007	4,430,000	443	25,757	(4,661)	21,539

Imputed interest from due to a related party	-	-	867-	867

Comprehensive income (loss)
- Net loss for the year	-	-	-	(53,337)	(53,337)

Balance, March 31, 2008	4,430,000	443	26,624	(57,998)	(30,931)

Comprehensive income (loss)
- Net loss for the period	-	-	-	(7,121)	(7,121)

Balance, June 30, 2008	4,430,000	443	26,624	(65,119)	(38,052)

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30 2008
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

These financial statements have been prepared on a going concern basis, which the Company has incurred a net loss of $65,119 for the period from August 11, 2006 (inception) to June 30, 2008. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations. As at June 30, 2008, the Company has accumulated losses of $65,119 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Cash and cash equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at June 30, 2008, there were no cash equivalents (March 31, 2008 - $nil).

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the period ended June 30, 2008 and 2007.

Basic and diluted net loss per share

The Company reports basic loss per share in accordance with SFAS No. 128 – “Earnings Per Share”. Basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same, as the Company had no other dilutive securities as at June 30, 2008.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of June 30, 2008, the Company had $nil in a bank beyond insured limits (March 31, 2008 - $nil).

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

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the period ended June 30, 2008 and 2007.

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

Recent accounting pronouncements

In March 2008, the FASB issued FASB Statement No.161 ("SFAS161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS161 requires companies with derivative instrument to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No.133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS161 is effective for financial statements issued for fiscal years and interim periods beginning after November15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

JUNE 30 2008
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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined whether it will elect the fair value option for any of its financial instruments

3.	INVENTORIES

As at June 30, 2008, the Company has $nil balance in inventories (March 31, 2008 - $nil).

4.	DUE TO A RELATED PARTY

The amounts are due to a director and shareholder of the Company. The balances are unsecured and interest free with no specific terms of repayment.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30 2008
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

The Company has an operating lease for its warehouse with a term expires November 30, 2011 for CAD $6,000 per annum. The lease for the warehouse was cancelled on April 30, 2008.

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

Plan of Operation

     We are a start-up corporation. We had an accumulated loss of $65,119 and a working capital deficiency of $38,052 as at June 30, 2008. This means there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenues to stay in business since inception.

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

Advertising is an ongoing process which will continue during the life of our business.

2.	Purchase additional inventory of wood. We expect to allocate $40,000 for the wood. We should have a limited initial inventory of wood in place at our office within thirty days.

3.	Make contact with additional prospective customers as a result of our advertisements.

     If we are unable to generate sufficient revenues, we may have to suspend or cease operations. If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not have any plans to do anything else.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We have generated only $28,985 in revenues from operations since our inception on August 11, 2006 to June 30, 2008. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price increases in products and services.

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

Liquidity and Capital Resources

     We raised $26,200 in our private placement and obtained a $43,713 advance from one of our directors. We used $56,558 in operating activities leaving us with $13,355 in cash.

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

     As of June 30, 2008, our total assets were $20,099 and our total liabilities were $58,151. Our total assets were comprised of cash and cash equivalents, accounts receivable, lumber inventory, prepaid expense, deposits and goods and services tax receivable. As of June 30, 2008, we had $13,355 in cash and cash equivalents. As of the date of this report, we had $6,450 in cash.

     We do not expect significant changes in the number of employees. We do expect to hire independent subcontractors for all of our services.

Results of Operations

     Since inception on August 11, 2006, we have generated revenues of $28,985. Our expenses from inception through June 30, 2008 were $27,672 for cost of goods sold; $46,255 for professional fees; $8,122 for rent; $10,280 for regulatory and listing fees; $1,269 bank charges and interest expenses; and, $609 for office expenses.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Control

     We have also evaluated our internal control for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.     EXHIBITS.

    The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief
Executive and Chief Financial Officer.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 2008.

ANVIL FOREST PRODUCTS INC.

BY:   WALTER BRENNER
         Walter Brenner
         President, Principal Executive Officer, Principal
         Financial Officer, Principal Accounting Officer and
         a member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief
Executive and Chief Financial Officer.