Form 10-Q
period 2008-09-30
Anvil Forest Products Inc.
filed 2008-11-12
CIK 1405045

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
YES ☒     NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,430,000 as of November 10, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	SEPTEMBER 30	MARCH 31
	2008	2008

ASSETS

Current Assets
Cash and cash equivalents	$-	$2,623
Accounts receivable	5,538	16,342
Tax receivable	1,300	878

	$6,838	$19,843

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	7,555	8,116
Due to a related party (Note 4)	44,395	42,658
	51,950	50,774

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock
Authorized:
Common Stock: 75,000,000 shares authorized, $0.0001 par value

Issued and outstanding:
4,430,000 common shares at September 30, 2008 and March 31,
2008	443	443

Additional Paid In Capital	26,624	26,624

(Deficit) Accumulated During The Development Stage	(72,179)	(57,998)
	(45,112)	(30,931)

	$6,838	$19,843

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

(Stated in U.S. Dollars)

					Period From
	Three	Three	Six	Six	Inception
	Months	Months	Months	Months	August 11
	Ended	Ended	Ended	Ended	2006 to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008

Sales	$-	$-	$-	$9,507	$28,985

Cost of goods sold	-	-	-	8,631	27,672

Gross	-	-	-	876	1,313

Expenses
Professional fees	6,871	24,182	13,426	32,364	53,126
Rent	-	1,444	494	2,860	8,122
Bank charges and interest expenses	59	-	140	-	1,328
Regulatory and listing	130	-	130	-	10,410
Office and sundry	-	60	-	142	609

	7,060	25,686	14,190	35,366	73,595

Operating loss	(7,060)	(25,686)	(14,190)	(34,490)	(72,282)

Other income (loss)
Foreign exchange gain (loss)		-	9	766	103

Net Loss and Comprehensive loss For The Period	(7,060)	(25,686)	(14,181)	(33,724)	(72,179)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Number Of Common Shares
Outstanding	$4,430,000	$4,430,000	$4,430,000	$4,430,000

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

(Stated in U.S. Dollars)

			Period From
	Six	Six	Inception
	Months	Months	August 11
	Ended	Ended	2006 to
	September 30,	September 30,	September 30,
	2008	2007	2008

Cash Flows From (Used by) Operating Activities
Net loss for the period	$(14,181)	$(33,724)	$(72,179)

Adjustments To Reconcile Net Loss To Net Cash
Used In Operating Activities
Imputed interest from due to a related party	-	-	867

Changes In Non-Cash Working Capital Items
Accounts receivable	10,084	(10,830)	(5,538)
Tax receivable	(422)	(144)	(1,300)
Inventories	-	8,631
Accounts payable and accrued liabilities	(561)	16,913	7,555
	(4,360)	(19,154)	(70,595)

Cash Flows From Financing Activities
Proceeds from issuance of common shares	-	-	26,200
Due to a related party	1,737	14,000	44,395
	1,737	14,000	70,595

Increase (Decrease) In Cash And Cash Equivalents	(2,623)	(5,154)	-

Cash And Cash Equivalents, Beginning Of Period	2,623	8,484	-

Cash And Cash Equivalents, End Of Period	$-	3,330	$-

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

PERIOD FROM INCEPTION, AUGUST 11, 2006 TO SEPTEMBER 30, 2008
(Stated in U.S. Dollars)

				(Deficit)
				Accumulated	Total
			Additional	During the	Stockholders’
	Common		Paid-in	Development	Equity
	Stock	Amount	Capital	Stage	(Deficiency)
	#	$	$	$	$

Balance – August 11, 2006 (Date of Inception)	-	-	-	-	-

Issuance of common shares
for cash
- at $.0001 per share on November 30, 2006	3,000,000	300	-	-	300
- at $.001 per share on December 1, 2006	900,000	90	810	-	900
- at $.02 per share on December 10, 2006	350,000	35	6,965	-	7,000
- at $.10 per share on December 15, 2006	180,000	18	17,982	-	18,000

Comprehensive income (loss)
- Net loss for the period	-	-	-	(4,661)	(4,661)

Balance, March 31, 2007	4,430,000	443	25,757	(4,661)	21,539

Imputed interest from due to a related party	-	-	867	-	867

Comprehensive income (loss)
- Net loss for the year	-	-	-	(53,337)	(53,337)

Balance, March 31, 2008	4,430,000	443	26,624	(57,998)	(30,931)

Comprehensive income (loss)
- Net loss for the period	-	-	-	(14,181)	(14,181)

Balance, September 30, 2008	4,430,000	443	26,624	(72,179)	(45,112)

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30 2008
(Stated in U.S. Dollars)

1.	OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A., on August 11, 2006. The principal activity of the Company is custom wide plank flooring. The Company is considered a development stage company as defined in SFAS No.7. During the period, the Company relocated its principal executive office to Dalian, China.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

These financial statements have been prepared on a going concern basis, which the Company has incurred a net loss of $72,179 for the period from August 11, 2006 (inception) to September 30, 2008. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations. As at September 30, 2008, the Company has accumulated losses of $72,179 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SEPTEMBER 30 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Cash and cash equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of six months or less when purchased. As at September 30, 2008, there were no cash equivalents (March 31, 2008 - $nil).

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

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the period ended September 30, 2008 and 2007.

Basic and diluted net loss per share

The Company reports basic loss per share in accordance with SFAS No. 128 – “Earnings Per Share”. Basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same, as the Company had no other dilutive securities as at September 30, 2008.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Company places its cash and cash equivalents with high credit quality financial institutions. As of September 30, 2008, the Company had $nil in a bank beyond insured limits (March 31, 2008 - $nil).

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

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and due to a related party approximate their fair value because of the short maturity of these instruments. The Company’s operations was in Canada and relocated to Dalian, China during the period, which virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

SEPTEMBER 30 2008
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

Long-Lived Assets

Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long- lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market value, discounted cash flows, or internal and external appraisals, as applicable. Assets to be disposed of, when applicable, are carried at the lower of carrying value or estimated net realizable value.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the period ended September 30, 2008 and 2007.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30 2008
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

Recent accounting pronouncements

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent., Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for financial statements beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is evaluating the impact, if any, the adoption of this consensus will have on the results of operations, financial position or cash flows.

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

SEPTEMBER 30 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements (continued)

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources for generally accepted accounting principles (GAAP in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption will not have a material effect on the Company’s financial statements.

In May 2008, the FASB issued FASB Staff Position ( SP No. APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements) (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption will not have a material effect on the Company’s financial statements.

3.	INVENTORIES

As at September 30, 2008, the Company has $nil balance in inventories (March 31, 2008 - $nil).

4.	DUE TO A RELATED PARTY

The amounts are due to a former director and shareholder of the Company. The balances are unsecured and interest free with no specific terms of repayment.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30 2008
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

During the period, the Company relocated its principal executive office and related operations to Dalian, China. The Company operates in one industry segment and all operating activities are in China currently.

7.	COMMITMENTS

The Company has an operating lease for its warehouse with a term expires November 30, 2011 for CAD$6,000 per annum. The lease for the warehouse was cancelled on April 30, 2008 without additional costs to the Company.

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

Plan of Operation

     We are a development stage corporation. We had an accumulated loss of $72,179 and a working capital deficiency of $45,112 as at September 30, 2008. This means there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenues to stay in business since inception.

     We have generated $28,985 in revenues from our business operations since inception. The revenues, however, were not generated from our operations, but were a result of the purchase and sale of inventory. Both the purchase and sale were to unaffiliated third parties.

     We have made sales to two customers, unaffiliated third parties, Koeda Forest Products and KE Imports Ltd. since inception. We intend to find other customers but have no assurance that we will be able to do so. Our lack of customers is associated with risks, including the risk that we will lose our customer and the risk that we will not find additional customers. We need a larger customer base to have more assurance that we can generate sufficient revenue to grow our company. Without a larger customer base, our future revenue is unpredictable.

     We have established our office and raised $26,200 from our private placement of securities.

     Because our sole officer and director does not have prior experience in financial accounting and the preparation of reports under the Securities Act of 1934, we may have to hire additional experienced personnel to assist us with the preparation thereof. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely and you could lose your investment. Currently, we do not have funds to hire such personnel and we do not intend to do so in the near future. Further, until we open our shop, we have no plans to raise money to hire personnel to assist with the preparation of SEC reports. Our sole officer and director plans to educate himself in order to prepare and file reports with the SEC. Any costs related to filing the reports will be advanced by the sole officer and director on an as needed basis.

     During the period, we relocated our principal executive office and related operations to Dalian, China. We operate in one industry segment and all operating activities are currently in China. We believe it will cost $60,000 to operate for twelve months. The $60,000 is comprised of $40,000 for inventory; $3,000 for a salary for our officers and directors; $5,000 for marketing/advertising; $1,000 for office equipment; and $11,000 for working capital.

     Other than the cost of our inventory, other costs relating to the installation of the floor and paneling will be paid from the proceeds we receive from our customers.

     We also rely on periodic loans from our officers and directors in order to pay bills and to continue with our business should we not generate sufficient revenues from our business operations. Our sole officer and director have committed to loan us money to maintain operations. The foregoing is an oral declaration of intention by our sole officer and director. It is not evidenced by any written documentation, and is not enforceable as a matter of law because there is no consideration for the agreement.

     We estimate that it will cost approximately $60,000 to maintain operations for the next twelve months. If we cannot sustain our operations from our revenues, we will have to obtain additional loans from our officers and directors or raise additional funds through a second private placement of securities.

Milestones

     Our milestones for the next twelve months are as follows:

1.	Begin advertising and promoting our services in the Dalian, China area by advertising through newspapers, periodicals and leaflets. We also intend to establish a website to promote our services and products. The website will be developed by our officers and directors. This activity should take thirty days and cost approximately $500. Advertising is an ongoing process which will continue during the life of our business.

2.	Purchase additional inventory of wood. We expect to allocate $40,000 for the wood. We should have a limited initial inventory of wood in place at our office within thirty days.

3.	Make contact with additional prospective customers as a result of our advertisements.

     If we are unable to generate sufficient revenues, we may have to suspend or cease operations. If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not have any plans to do anything else.

Limited Operating History; Need for Additional Capital

     There is limited historical financial information about us upon which to base an evaluation of our performance. We have generated only $28,985 in revenues from operations since our inception on August 11, 2006 to September 30, 2008. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price increases in products and services.

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

Liquidity and Capital Resources

     We raised $26,200 in our private placement and obtained a $44,395 advance from a former director. We used $70,595 in operating activities leaving us with $Nil in cash and cash equivalents.

     If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Our sole officer and director has committed to loan us money to maintain operations.

     As of the date of this report, we have initiated limited operations and have generated limited revenues of $29,985.

     Since inception we have issued 4,430,000 shares of common stock pursuant to the exemption from registration set forth in Regulation S of the Securities Act of 1933. The total purchase price of the shares was $26,200.

     In November 2006, we sold 3,000,000 shares of common stock to our former officer and director, Walter Brenner and raised $300. In December 2006, we sold 50,000 shares of common stock to our former officer and director, Horst Balthes, and raised $1,000. In December 2006, we sold 900,000 shares of common stock to 6 persons at an offering price of $0.001 per shares and raised $900; 300,000 shares of common stock to 6 persons at an offering price of $0.02 per share and raised $6,000; and, 180,000 shares of common stock to 12 persons at $0.10 per share and raised $18,000. All sales were made pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. All purchasers were non-US persons and all sales took place outside the United States of America.

     As of September 30, 2008, our total assets were $6,838 and our total liabilities were $51,950. Our total assets were comprised of accounts receivable and services tax receivable. As of September 30, 2008, we had no cash and cash equivalents.

     We do not expect significant changes in the number of employees. We do expect to hire independent subcontractors for all of our services.

Results of Operations

     Since inception on August 11, 2006, we have generated revenues of $28,985. Our expenses from inception through September 30, 2008 were $27,672 for cost of goods sold; $53,126 for professional fees; $8,122 for rent; $10,410 for regulatory and listing fees; $1,328 bank charges and interest expenses; and, $609 for office expenses.

Recent Accounting Pronouncements

     In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent., Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for financial statements beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is evaluating the impact, if any, the adoption of this consensus will have on the results of operations, financial position or cash flows.

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

     In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources for generally accepted accounting principles (GAAP in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption will not have a material effect on the Company’s financial statements.

     In May 2008, the FASB issued FASB Staff Position ( SP No. APB 141 Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements) (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption will not have a material effect on the Company’s financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 1A.   RISK FACTORS.

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
Executive and Chief Financial Officer.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of November, 2008.

ANVIL FOREST PRODUCTS INC.

BY:   ZHIJIANG ZHANG
         Zhijiang Zhang
         President, Principal Executive Officer, Principal
         Financial Officer, Principal Accounting Officer,
         Secretary, Treasurer and sole member of the Board
         of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief
Executive and Chief Financial Officer.