Form 10-Q
period 2008-12-31
Anvil Forest Products Inc.
filed 2009-02-13
CIK 1405045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53292

ANVIL FOREST PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

21-2-6-1 Jin Ha Hua Yuan Dong Yuan
Xi Gang Qu
Dalian, China 116000
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
YES ☒     NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,430,000 as of February 11, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	DECEMBER 31	MARCH 31
	2008	2008

ASSETS

Current Assets
Cash and cash equivalents	$-	$2,623
Accounts receivable	-	16,342
Goods and services tax receivable	-	878

	$-	$19,843

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	7,555	8,116
Due to related parties (Note 4)	55,974	42,658
	63,529	50,774

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
Common Stock: 75,000,000 shares authorized, $0.0001 par value

Issued and outstanding:
4,430,000 common shares at December 31, 2008 and March 31, 2008	443	443

Additional Paid In Capital	26,624	26,624

(Deficit) Accumulated During The Development Stage	(90,596)	(57,998)
	(63,529)	(30,931)

	$-	$19,843

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

(Stated in U.S. Dollars)

					Period From
	Three	Three	Nine	Nine	Inception
	Months	Months	Months	Months	August 11
	Ended	Ended	Ended	Ended	2006 to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007	2008

Sales	$-	$-	$-	$9,507	$28,985

Cost of goods sold	-	-	-	8,631	27,672

Gross	-	-	-	876	1,313

Expenses
Professional fees	11,279	3,513	24,705	35,877	64,405
Rent	-	1,531	494	4,390	8,122
Bank charges and interest expenses	-	-	140	-	1,328
Bad debt	6,838	-	6,838	-	6,838
Regulatory and listing	300	-	430	-	10,710
Office and sundry	-	121	-	263	609

	18,417	5,165	32,607	40,530	92,012

Operating loss	(18,417)	(5,165)	(32,607)	(39,654)	(90,699)

Other income (loss)
Foreign exchange gain (loss)	-	471	9	1,236	103

Net Loss For The Period	(18,417)	(4,694)	(32,598)	(38,418)	(90,596)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number Of Common
Shares Outstanding	$4,430,000	$4,430,000	$4,430,000	$4,430,000

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

(Stated in U.S. Dollars)

			Period From
	Nine	Nine	Inception
	Months	Months	August 11
	Ended	Ended	2006 to
	December 31,	December 31,	December 31,
	2008	2007	2008

Cash Flows From (Used by) Operating Activities
Net loss for the period	$(32,598)	$(38,418)	$(90,596)

Adjustments To Reconcile Net Loss To Net Cash
Used In Operating Activities
Imputed interest from due to a related party	-	-	867
Bad debt	6,838	-	6,838

Changes In Non-Cash Working Capital Items
Accounts receivable	10,804	(5,538)	(5,538)
Prepaid expense and deposits	-	(10,000)
Goods and services tax receivable	(422)	(284)	(1,300)
Inventories	-	8,631
Accounts payable and accrued liabilities	(561)	6,389	7,555
	(15,939)	(39,220)	(82,174)

Cash Flows From Financing Activities
Proceeds from issuance of common shares	-	-	26,200
Due to related parties	13,316	34,500	55,974
	13,316	34,500	82,174

Increase (Decrease) In Cash And Cash Equivalents	(2,623)	(4,720)	-

Cash And Cash Equivalents, Beginning Of Period	2,623	8,484	-

Cash And Cash Equivalents, End Of Period	$-	3,764	$-

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY(DEFICIENCY)
(Unaudited)

PERIOD FROM INCEPTION, AUGUST 11, 2006 TO DECEMBER 31, 2008
(Stated in U.S. Dollars)

				(Deficit)
				Accumulated	Total
			Additional	During the	Stockholders’
	Common		Paid-in	Development	Equity
	Stock	Amount	Capital	Stage	(Deficiency)
	#	$	$	$	$

Balance – August 11, 2006 (Date of
Inception)	-	-	-	-	-

Issuance of common shares for cash
- at $.0001 per share on November 30, 2006	3,000,000	300	-	-	300
- at $.001 per share on December 1, 2006	900,000	90	810	-	900
- at $.02 per share on December 10, 2006	350,000	35	6,965	-	7,000
- at $.10 per share on December 15, 2006	180,000	18	17,982	-	18,000
Comprehensive income (loss)
- Net loss for the period	-	-	-	(4,661)	(4,661)

Balance, March 31, 2007	4,430,000	443	25,757	(4,661)	21,539

Imputed interest from due to a related party	-	-	867	-	867

Comprehensive income (loss)
- Net loss for the year	-	-	-	(53,337)	(53,337)

Balance, March 31, 2008	4,430,000	443	26,624	(57,998)	(30,931)

Comprehensive income (loss)
- Net loss for the period	-	-	-	(32,598)	(32,598)

Balance, December 31, 2008	4,430,000	443	26,624	(90,596)	(63,529)

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31 2008
(Stated in U.S. Dollars)

1.	OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A., on August 11, 2006. The principal activity of the Company is custom wide plank flooring. The Company is considered a development stage company as defined in SFAS No.7. The Company has an office in Dalian, China.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

These financial statements have been prepared on a going concern basis, which the Company has incurred a net loss of $90,596 for the period from August 11, 2006 (inception) to December 31, 2008. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations. As at December 31, 2008, the Company has accumulated losses of $90,596 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and cash equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of six months or less when purchased. As at December 31, 2008, there were no cash equivalents (March 31, 2008 - $nil).

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

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the period ended December 31, 2008 and 2007.

Basic and diluted net loss per share

The Company reports basic loss per share in accordance with SFAS No. 128 –“Earnings Per Share”. Basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same, as the Company had no other dilutive securities as at December 31, 2008.

Concentration of Credit Risk

Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 2008, the Company had $nil in a bank beyond insured limits (March 31, 2008 - $nil).

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31 2008
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

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and due to related parties approximate their fair value because of the short maturity of these instruments. The Company’s operations are in China and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Long-Lived Assets

Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates there coverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market value, discounted cash flows, or internal and external appraisals, as applicable. Assets to be disposed of, when applicable, are carried at the lower of carrying value or estimated net realizable value.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the period ended December 31, 2008 and 2007.

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

DECEMBER 31 2008
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

DECEMBER 31 2008
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

In June 2008, the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 will be effective for the Company’s fiscal year beginning April 1, 2010, with early adoption prohibited. The adoption of EITF 03-6-1 is not expected to have a material effect on the Company’s financial statements.

3.	INVENTORIES

As at December 31, 2008, the Company had $nil balance in inventories (March 31, 2008 - $nil).

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31 2008
(Stated in U.S. Dollars)

4.	DUE TO RELATED PARTIES

Due to related parties consists of $17,026 and $38,948 payable to a director of the Company and a former director and shareholder of the Company, respectively. The amounts are unsecured and interest free with no specific terms of repayment.

5.	CAPITAL STOCK

	a)	On November 30, 2006, the Company issued 3,000,000 shares of common stock at a price of $0.0001 per share for cash proceeds of $300.

	b)	On December 1, 2006, the Company issued 900,000 shares of common stock at a price of $0.001 per share for cash proceeds of $900.

	c)	On December 10, 2006, the Company issued 350,000 shares of common stock at a price of $0.02 per share for cash proceeds of $7,000.

	d)	On December 15,2006, the Company issued 180,000 shares of common stock at a price of $0.10 per share for cash proceeds of$18,000.

	e)	The Company has no stock option plan, warrants or other dilutive securities.

6.	SEGMENTED INFORMATION

During the period, the Company relocated its principal executive office and related operationsto Dalian, China. The Company operates in one industry segment and all operating activities are in China currently.

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

Plan of Operation

     We are a development stage corporation. We had an accumulated loss of $90,596 and a working capital deficiency of $63,529 as at December 31, 2008. This means there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenues to stay in business since inception.

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

Limited Operating History; Need for Additional Capital

     There is limited historical financial information about us upon which to base an evaluation of our performance. We have generated only $28,985 in revenues from operations since our inception on August 11, 2006 to December 31, 2008. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price increases in products and services.

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

Liquidity and Capital Resources

     We raised $26,200 in our private placement and obtained a $55,974 advance from a director and a former director. We used $82,174 in operating activities leaving us with $Nil in cash and cash equivalents.

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

     As of December 31, 2008, our total assets were $Nil and our total liabilities were $63,529. As of December 31, 2008, we had no cash and cash equivalents.

     We do not expect significant changes in the number of employees. We do expect to hire independent subcontractors for all of our services.

Results of Operations

     Since inception on August 11, 2006, we have generated revenues of $28,985. Our expenses from inception through December 31, 2008 were $27,672 for cost of goods sold; $64,405 for professional fees; $8,122 for rent; $10,710 for regulatory and listing fees; $1,328 for bank charges and interest expenses; $6,838 for bad debt; and, $609 for office expenses.

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

     In June 2008, the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 will be effective for the Company’s fiscal year beginning April 1, 2010, with early adoption prohibited. The adoption of EITF 03-6-1 is not expected to have a material effect on the Company’s financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Executive and Chief Financial Officer.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of February, 2009.

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