Form 10-K
period 2009-03-31
Anvil Forest Products Inc.
filed 2009-05-04
CIK 1405045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED MARCH 31, 2009

Commission file number 000-53292

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
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:  Yes ☐  No ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 24, 2009: $0.00.

PART I.

ITEM 1.	BUSINESS

We were incorporated in the State of Nevada on August 11, 2006.  As our business plan, we plan to purchase logs and hire independent contractors to cut and install the wood as hard wood floors and unfinished hard wood paneling in private residences in the areas around Dalian, China. We have initiated operations and generated a small revenue.

 Our administrative office is located at 21-2-6-1 Jin Ha Hua Yuan Dong Yuan, Xi Gang Qu, Dalian, China 116000 and our telephone number is (702) 448-6731 and our registered statutory office is located at 6100 Neil Road, Suite 500, Reno, Nevada 89015. Our mailing address is 21-2-6-1 Jin Ha Hua Yuan Dong Yuan, Xi Gang Qu, Dalian, China 116000. Our fiscal year end is March 31.

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

Our Operations

We plan to install wood floors and paneling in private residences in the areas around Dalian, China. Our work will include installation of wood flooring and paneling. We have the ability and technical experience available to assist customers in selecting the wood.  We believe the customer will usually buy the wood from us because we plan to be able to provide customers with better prices than retail stores.  We will use independent contractors to cut, refinish and install the wood in the customer’s residence.

Choosing a style that is best for a specific customer is an important decision and will be based on a variety of factors including the customer’s lifestyle, decorating style, and their location. We plan to assist customers in selecting the wood.  We will meet with customers to help them to weigh the advantages of each alternative.  The customer may buy wood through us or through a supplier and we will install the product. We believe it will be more economical to buy the wood from us.  Occasionally, the customer may have their own wood, and we may finish and install the wood for them.

In the future, we hope to purchase wood flooring products that will be included in our job costs and billings if we generate sufficient financial resources to do so. We plan to be able to purchase the wood from numerous vendors in China and hope to negotiate wholesale purchasing costs.  This will make purchasing through us more economical for our customers.

The wood will be either purchased in logs and we will then cut it, or purchased in plank form and cut to our size specifications by independent mills.  As of the date of this report, prior to we moved our operations to Dalian, China, we had purchased wood from only one vendor, a non-affilated third party, wood broker, Kelowna Wood Products.  In the future, we plan to purchase wood from numerous wood vendors in China and would look to get the best prices available.   There are dozens of wood broker vendors in China and internationally that are potential sources for our wood supplies.

We will promote our products and services in Dalian, China. The most likely example of how our business plan will be carried out is that a customer desiring a wood floor or paneling will come to us for our services.  We will advise the customer and help the customer select the product that best meets his needs.  The customer will select the wood and design for the floor or paneling. From our supplier’s order book, we will take the wood, have it cut to the correct dimensions, have independent contractors install the floor or paneling, and have the same or another independent contractor finish the floor or paneling to the specification of the customer.  It is also possible that the customer will already have the wood he is wishes to use, or will choose to obtain the wood from another source and only use our services for installing and finishing.

Inventory of Wood

We maintain no inventory of wood at our office. If we do not have the particular wood desired by the customer in inventory, we will obtain the wood from a supplier.

Our Customers

Our customers will be existing homeowners and current home builders. We believe that a decision on the part of a homeowner to significantly upgrade the house’s floors is a very discretionary one. It is generally made when a homeowner is confident about his financial security or when the homeowner has recently purchased an existing home. Therefore, we believe that opportunities available to our business are principally affected by the number of home resales and the consumers’ perception of the economy in the Dalian, China area. Home builders are a developing market for our products and services. It is easier to install flooring in a new house, rather than resurface an existing one. The larger the volume demanded, the longer the terms will be from wood suppliers and the better the deals will be from installers.

We have obtained revenue from two customers prior to we moved our operations to Dalian, China. These customers are unaffiliated third parties, Koeda Forest Products and KE Imports Ltd. Although the sale of wood to Koeda Forest Products and KE Imports Ltd. were not the primary kind of transactions we envision for our general business operations, which include finishing and installation, we plan to offer products and services to customers in accordance with their needs and our capabilities in Dalian, China.  We believe that accommodating customers will help us develop good business relationships.  Accordingly, we may accommodate customers needing only wood or only installation services.

We intend to find customers in Dalian, China, but have no assurance that we will be able to do so.  Consequently, there are risks that we may not find customers.  We need a larger customer base to have more assurance that we can generate sufficient revenue to grow our Company.  Without a larger customer base, our future revenue is unpredictable.

Payment

We plan to contract with customers and require periodic payment as a percentage of the job is completed. We will collect payment for jobs in full no later than the completion of the job. We currently do not accept credit cards.

Competition

We compete with many contractors, a significant majority of which have more financial resources and are better known in the Dalian community and greater metro region than we are.

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

Intellectual Property

We have no patents or trademarks.

Employees

We are a development stage Company and currently have no employees, other than our sole officer and director. We intend to hire additional employees on an as needed basis. We have the ability and experience to subcontract all services related to finishing and installing the floors and paneling. Our officers and directors supervise all the wood that we purchase.

Offices

 Our administrative office is located at 21-2-6-1 Jin Ha Hua Yuan Dong Yuan, Xi Gang Qu, Dalian, China 116000 and our telephone number is (702) 448-6731.

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

Our shares are traded on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol “ANVF.”  A summary of trading by quarter for 2009 and 2008 fiscal years is as follows:

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter 1-01-09 to 3-31-09	$0	$0
Third Quarter 10-01-08 to 12-31-08	$0	$0
Second Quarter 7-01-08 to 9-30-08	$0	$0
First Quarter 4-01-08 to 6-30-08	$0	$0

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter 1-01-07 to 3-31-07	$0.0	$0.0
Third Quarter 10-01-06 to 12-31-06	$0.0	$0.0
Second Quarter 7-01-06 to 9-30-06	$0.0	$0.0
First Quarter 4-01-06 to 6-30-06	$0.0	$0.0

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

Plan of Operation

We are a development stage corporation. We had an accumulated loss of $88,542 and a working capital deficiency of $59,529 as at March 31, 2009. This means there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenues to stay in business since inception.

We have generated $28,985 revenues from our business operations since inception. The revenues, however, were not generated from our operations, but were a result of the purchase and sale of inventory.  Both the purchase and sale were to unaffiliated third parties.

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

We have established our office and raised $26,200 from our private placement of securities since inception.

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

 During the period, we relocated our principal executive office and related operations to Dalian, China. We operate in one industry segment and all operating activities are currently in China. We believe it will cost $60,000 to operate for twelve months. The $60,000 is comprised of $40,000 for inventory; $3,000 for a salary for our sole officer and director; $5,000 for marketing/advertising; $1,000 for office equipment; and $11,000 for working capital.

 Other than the cost of our inventory, other costs relating to the installation of the floor and paneling will be paid from the proceeds we receive from our customers.

We also rely on periodic loans from our sole officer and director in order to pay bills and to continue with our business should we not generate sufficient revenues from our business operations.  Our sole officer and director has committed to loan us money to maintain operations.  The foregoing is an oral declaration of intention by our sole officer and director.  It is not evidenced by any written documentation, and is not enforceable as a matter of law because there is no consideration for the agreement.

We estimate that it will cost approximately $60,000 to maintain operations for the next twelve months. If we cannot sustain our operations from our revenues, we will have to obtain additional loans from our sole officer and director or raise additional funds through a second private placement of securities.

Milestones

 Our milestones for the next twelve months are as follows:

1.
Begin advertising and promoting our services in the Dalian, China area by advertising through newspapers, periodicals and leaflets. We also intend to establish a website to promote our services and products. The website will be developed by our sole officer and director. This activity should take thirty days and cost approximately $500. Advertising is an ongoing process which will continue during the life of our business.

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

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We have generated only $28,985 revenues from operations since our inception on August 11, 2006 to March 31, 2009. We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price increases in products and services.

We may need additional capital to operate during the next twelve months. Our sole officer and director will loan us the funds necessary to open the floor shop, including the funds for refurbishing, leasing the equipment, and advertising.  However, as noted, we do not have a written agreement from our sole officer to loan us money if we need it.

To become profitable and competitive, we have to attract customers and generate additional revenues.

Equity financing could result in additional dilution to existing shareholders.

As of the date of this report, we have initiated limited operations and generated limited revenues.

Liquidity and Capital Resources

We raised $26,200 in our private placement and obtained a $59,429 advance from a director and a former director. We used $85,629 in operating activities leaving us with $Nil in cash and cash equivalents.

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

           As of March 31, 2009, our total assets were $0 and our total liabilities were $59,529. As of March 31, 2009, we had no cash and cash equivalents.

We do not expect significant changes in the number of employees. We do expect to hire independent subcontractors for all of our services.

Results of Operations

           Since inception on August 11, 2006, we have generated revenues of $28,985. Our expenses from inception through March 31, 2009 were $27,672 for cost of goods sold; $67,660 for professional fees; $8,122 for rent; $11,010 for regulatory and listing fees; $3,274 for bank charges and interest expenses; $6,838 for bad debt; and $609 for office expenses.

Recent Accounting Pronouncements

FASB has issued Statement of Financial Accounting Standards (FAS No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In May 2008, the FASB issued FASB Staff Position (SP No. APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements) (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption will not have a material effect on the Company’s financial statements.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, (revised in 2007), “Business Combinations”.  SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged.  Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved.  SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX

Report of Independent Registered Public Accounting Firm	F–1
Balance Sheets	F–2
Statements of Operations	F–3
Statements of Cash Flows	F–4
Statements of Stockholders’ Equity (Deficiency)	F–5
Notes to the Financial Statements	F–6

Chang Lee LLP
Chartered Accountants

505 – 815 Hornby Street
Vancouver, B.C, V6Z 2E6
Tel:  604-687-3776
Fax: 604-688-3373
E-mail: info@changleellp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANVIL FOREST PRODUCTS INC.
(A development stage company)

We have audited the accompanying balance sheets of Anvil Forest Products Inc. (a development stage company) as at March 31, 2009 and 2008 and the related statements of stockholders’ equity (deficiency), operations and cash flows for the period from August 11, 2006 (date of inception) to March 31, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at March 31, 2009 and 2008 and the results of its operations and its cash flows for the period from August 11, 2006 (date of inception) to March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	CHANG LEE LLP
April 15, 2009	Chartered Accountants

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	MARCH 31,
	2009	2008

ASSETS

Current Assets
Cash and cash equivalents	$-	$2,623
Accounts receivable	-	16,342
Tax receivable	-	878

	$-	$19,843

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	100	8,116
Due to related parties (Note 3)	59,429	42,658
	59,529	50,774

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock
Authorized:
Common Stock: 75,000,000 shares authorized, $0.0001 par value

Issued and outstanding:
4,430,000 common shares at March 31, 2009 and 2008	443	443

Additional Paid In Capital	28,570	26,624

(Deficit) Accumulated During The Development Stage	(88,542)	(57,998)
	(59,529)	(30,931)

	$-	$19,843

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
 (A Development Stage Company)

STATEMENTS OF OPERATIONS
 (Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
	FOR THE	FOR THE	AUGUST 11
	YEAR ENDED	YEAR ENDED	2006 TO
	MARCH 31	MARCH 31	MARCH 31
	2009	2008	2009

Sales	$-	$19,797	$28,985

Cost of goods sold	-	18,028	27,672

Gross	-	1,769	1,313

Expenses
Professional fees	27,960	38,950	67,660
Rent	494	5,887	8,122
Bank charges and interest expenses	2,086	1,188	3,274
Bad debt	6,838	-	6,838
Regulatory and listing	730	10,280	11,010
Office and sundry	-	-	609
Forgiveness of debt	(7,555)	-	(7,555)

	30,553	56,305	89,958

Operating loss	(30,553)	(54,536)	(88,645)

Other income (loss)
Foreign exchange gain (loss)	9	1,199	103

Net Loss For The Period	$(30,544)	$(53,337)	$(88,542)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares
Outstanding – Basic And Diluted	4,430,000	4,430,000

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
	FOR THE	FOR THE	AUGUST 11
	YEAR ENDED	YEAR ENDED	2006 TO
	MARCH 31	MARCH 31	MARCH 31
	2009	2008	2009

Cash Flows From (Used by) Operating Activities
Net loss for the period	$(30,544)	$(53,337)	$(88,542)

Adjustments To Reconcile Net Loss To Net Cash
Used In Operating Activities
Imputed interest from due to related parties	1,946	867	2,813
Bad debt	6,838		6,838
Forgiveness of debt	(7,555)		(7,555)

Changes In Non-Cash Working Capital Items
Accounts receivable	10,804	(16,342)	(5,538)
Goods and services tax receivable	(422)	232	(1,300)
Inventories	-	18,028	-
Accounts payable and accrued liabilities	(461)	6,191	7,655
	(19,394)	(44,361)	(85,629)

Cash Flows From Financing Activities
Proceeds from issuance of common shares	-	-	26,200
Due to related parties	16,771	38,500	59,429
	16,771	38,500	85,629

Increase (Decrease) In Cash And Cash Equivalents	(2,623)	(5,861)	-

Cash And Cash Equivalents, Beginning Of Period	2,623	8,484	-

Cash And Cash Equivalents, End Of Period	$-	$2,623	$-

The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, AUGUST 11, 2006 TO MARCH 31, 2009
 (Stated in U.S. Dollars)

				(Deficit)
				Accumulated	Total
			Additional	During the	Stockholders’
	Common		Paid-in	Development	Equity
	Stock	Amount	Capital	Stage	(Deficiency)
	#	$	$	$	$

Balance – August 11, 2006
(Date of Inception)	-	-	-	-	-

Issuance of common shares
for cash
- at $.0001 per share on November
30, 2006	3,000,000	300	-	-	300
- at $.001 per share on December
1, 2006	900,000	90	810	-	900
- at $.02 per share on December
10, 2006	350,000	35	6,965	-	7,000
- at $.10 per share on December
15, 2006	180,000	18	17,982	-	18,000

Comprehensive income (loss)
- Net loss for the period	-	-	-	(4,661)	(4,661)

Balance, March 31, 2007	4,430,000	443	25,757	(4,661)	21,539

Imputed interest from due to a
related party	-	-	867	-	867

Comprehensive income (loss)
- Net loss for the year	-	-	-	(53,337)	(53,337)

Balance, March 31, 2008	4,430,000	443	26,624	(57,998)	(30,931)

Imputed interest from due to
related parties	-	-	1,946	-	1,946

Comprehensive income (loss)
- Net loss for the year	-	-	-	(30,544)	(30,544)

Balance, March 31, 2009	4,430,000	443	28,570	(88,542)	(59,529)
The accompanying notes are an integral part of these financial statements.

ANVIL FOREST PRODUCTS INC.
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2009
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

These financial statements have been prepared on a going concern basis, which the Company has incurred a net loss of $88,542 for the period from August 11, 2006 (inception) to March 31, 2009.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations. As at March 31, 2009, the Company has accumulated losses of $88,542 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

March 31, 2009
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Cash and cash equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at March 31, 2009, there were no cash equivalents.

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

Advertising Expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the year ended March 31, 2009.

Basic and diluted net loss per share

The Company reports basic loss per share in accordance with SFAS No. 128 – “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period.  As the Company generated net losses in the period presented, the basic and diluted loss per share is the same, as the Company had no other dilutive securities as at March 31, 2009.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of March 31, 2009, the Company had $nil in a bank beyond insured limits.

ANVIL FOREST PRODUCTS INC.
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2009
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

March 31, 2009
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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statement of Stockholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  The Company has no elements of “other comprehensive income” for the year ended March 31, 2009

ANVIL FOREST PRODUCTS INC.
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2009
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

Recent accounting pronouncements

FASB has issued Statement of Financial Accounting Standards (FAS No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

March 31, 2009
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements (continued)

In May 2008, the FASB issued FASB Staff Position (SP No. APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements) (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption will not have a material effect on the Company’s financial statements.

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

ANVIL FOREST PRODUCTS INC.
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2009
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, (revised in 2007), “Business Combinations”.  SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged.  Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved.  SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations

3.	DUE TO RELATED PARTIES

The amounts are due to a director and shareholder of the Company.  The balances are unsecured and interest free with no specific terms of repayment.  The Company charged imputed interest at 4.0% per annum and recorded a total of $1,946 (2008 - $867) to the additional paid-in capital for the year ended March 31, 2009.

4.	CAPITAL STOCK

a)	On November 30, 2006, the Company issued 3,000,000 shares of common stock at a price of $0.0001 per share for cash proceeds of $300.

b)	On December 1, 2006, the Company issued 900,000 shares of common stock at a price of $0.001 per share for cash proceeds of $900.

c)	On December 10, 2006, the Company issued 350,000 shares of common stock at a price of $0.02 per share for cash proceeds of $7,000.

d)	On December 15, 2006, the Company issued 180,000 shares of common stock at a price of $0.10 per share for cash proceeds of $18,000.

e)	The Company has no stock option plan, warrants or other dilutive securities.

ANVIL FOREST PRODUCTS INC.
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2009
(Stated in U.S. Dollars)

5.	INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $88,542, which commence expiring in 2027 - 2029.  Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the year ended March 31, 2009, the valuation allowance established against the deferred tax assets increased by $30,990.

The components of the net deferred tax asset at March 31, 2009, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2009 $	2008 $

Operating losses carryforward	88,542	57,998

Statutory Tax Rate	35%	35%

Effective Tax Rate	–	–

Deferred Tax Asset	30,990	20,299

Valuation Allowance	(30,990)	(20,299)

Net Deferred Tax Asset	–	–

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our Company through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2009, included in this report have been audited by Chang Lee LLP, Independent Public Accountants, 505 – 805 Hornby Street, Vancouver, British Columbia V6Z 2E6, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of March 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name	Age	Position(s) Held
Zhijiang Zhang	51	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors.

The person named above has held his offices/positions and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Zhijiang Zhang

Since August 27, 2008, Mr. Zhang has been our president, principal accounting officer, principal executive officer, principal financial officer, secretary, treasurer and sole member of our board of directors.  Since 1998, Mr. Zhang has been an independent consultant and businessman working in the industries of logging, furniture manufacturing, textiles, real estate and technology.

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

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter was filed as an exhibit to our Form 10-K with the Securities and Exchange Commission on June 25, 2008.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics was filed as an exhibit to our Form 10-K with the Securities and Exchange Commission on June 25, 2008.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the code of ethics was filed as an exhibit to our Form 10-K with the Securities and Exchange Commission on June 25, 2008.

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three fiscal years ending March 31, 2009 for our sole officer and previously resigned officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.
Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Zhijiang Zhang	2009	0	0	0	0	0	0	0	0
President, CEO &	2008	0	0	0	0	0	0	0	0
CFO	2007	0	0	0	0	0	0	0	0

Walter Brenner	2009	0	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0	0
(resigned)	2007	0	0	0	0	0	0	0	0

Horst Balthes	2009	0	0	0	0	0	0	0	0
Secretary, Treasurer	2008	0	0	0	0	0	0	0	0
(resigned)	2007	0	0	0	0	0	0	0	0

We did not pay any salaries in fiscal year 2009.  We do not anticipate paying salaries in the near future.

Compensation of Directors

The sole member of our board of directors is not compensated for his services as sole director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director’s Compensation Table
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Zhijiang Zhang	0	0	0	0	0	0	0

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Zhijiang Zhang	0	President, Principal Executive	0%
		Officer, Principal Financial Officer, Principal Accounting Officer and sole Director

All Officers and Directors	0		0%
as a Group (1 Person)

Walter Brenner	3,000,000	Former President, Principal Executive	67.72%
		Officer, Principal Financial Officer, Principal Accounting Officer and Director

Changes in Control

There are no arrangements which may result in a change of control of Anvil Forest Products Inc. There are no known persons that may assume control of us after our public offering.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We issued 3,000,000 shares of restricted common stock to Mr. Brenner on November 30, 2006, pursuant to Reg. S of the Securities Act of 1933. Mr. Brenner was our president, principal executive officer, principal financial officer, principal accounting officer and a member of our board of directors. Mr. Brenner acquired these shares at a price of $0.0001 per share for total proceeds to us of $300. We issued 50,000 shares of common stock to Mr. Balthes on December 10, 2006. Mr. Balthes was our secretary, treasurer, and a member of our board of directors. Mr. Balthes acquired these shares at a price of $0.02 per share for total proceeds to us of $1,000.

Since inception, Mr. Brenner has loaned us $42,658 for our operations. These funds were used by us for incorporation, administrative and legal fees and office expenses relating to our registration statement.  The loans do not accrue interest and are payable on demand.  There is no written contract.  However, we included a written description of the loan agreement and filed it with our Form SB-2/A-1 as Exhibit 10.2.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees -

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$9,530	Chang Lee LLP, Chartered Accountants
2008	$9,598	Chang Lee LLP, Chartered Accountants (formerly, Vellmer & Chang)

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$-0-	Chang Lee LLP, Chartered Accountants
2008	$-0-	Chang Lee LLP, Chartered Accountants (formerly, Vellmer & Chang)

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$-0-	Chang Lee LLP, Chartered Accountants
2008	$-0-	Chang Lee LLP, Chartered Accountants (formerly, Vellmer & Chang)

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$-0-	Chang Lee LLP, Chartered Accountants
2008	$-0-	Chang Lee LLP, Chartered Accountants (formerly, Vellmer & Chang)

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

PART IV. OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are included herein:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	9/13/07	3.1
3.2	Bylaws.	SB-2	9/13/07	3.2
4.1	Specimen Stock Certificate.	SB-2	9/13/07	4.1
10.1	Lease Agreement with P.T. Agencies	SB-2	9/13/07	10.1
10.2	Written Description of Loan Agreement	SB-2/A-1	10/26/07	10.2
14.1	Code of Ethics.	10-K	6/25/08	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Audit Committee Charter.	10-K	6/25/08	99.1
99.2	Disclosure Committee Charter.	10-K	6/25/08	99.2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 30th day of April, 2009.

ANVIL FOREST PRODUCTS INC.
(Registrant)

BY:	ZHIJIANG ZHANG
Zhijiang Zhang
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and sole member of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

ZHIJIANG ZHANG	President, Principal Executive Officer, Principal	April 30, 2009
Zhijiang Zhang	Accounting Officer, Principal Financial Officer
Secretary, Treasurer and sole member of the
Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	9/13/07	3.1
3.2	Bylaws.	SB-2	9/13/07	3.2
4.1	Specimen Stock Certificate.	SB-2	9/13/07	4.1
10.1	Lease Agreement with P.T. Agencies	SB-2	9/13/07	10.1
10.2	Written Description of Loan Agreement	SB-2/A-1	10/26/07	10.2
14.1	Code of Ethics.	10-K	6/25/08	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Audit Committee Charter.	10-K	6/25/08	99.1
99.2	Disclosure Committee Charter.	10-K	6/25/08	99.2