Form 10-Q
period 2009-06-30
Anvil Forest Products Inc.
filed 2009-08-14
CIK 1405045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2009

Commission File Number 333-138332

EASY SCRIPTS, INC.
(Name of registrant in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

701 N. Green Valley Parkway Suite 200 Henderson, NV 89074
(Address of principal executive offices and Zip Code)

(877) 269-4984
(Registrant’s telephone number, including area code)

Copy of Communication to:
Befumo & Schaeffer, PLLC
2020 Pennsylvania Ave., NW # 840
Washington, DC 20006

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

There were 13,290,000 shares of Common Stock issued and outstanding as of August 11, 2009.

On this Form 10-Q quarterly report, the registrant, Easy Scripts, Inc., is hereinafter referred to as “Registrant” or “we,” or “Company,” or “EYSI.”

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

(Stated in U.S. Dollars)

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	JUNE 30	MARCH 31
	2009	2009

ASSETS

Current Assets
Cash and cash equivalents	$40,828	$-
Prepaid expenses	6,000	-

	$46,828	$-

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	21,493	100
Due to related parties (Note 3)	17,619	59,429
	39,112	59,529

Long-term debt (Note 4)	35,000	-

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
Common Stock: 75,000,000 shares authorized, $0.000033 par value

Issued and outstanding:
13,290,000 common shares at June 30, 2009 and March 31, 2009	443	443

Additional Paid In Capital	87,999	28,570

(Deficit) Accumulated During The Development Stage	(115,726)	(88,542)
	(27,284)	(59,529)

	$46,828	$-

Nature of Operations and Going Concern (Note 1)
Subsequent Events (Note 8)

The accompanying notes are an integral part of these financial statements.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

 (Stated in U.S. Dollars)

			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	AUGUST 11
	ENDED	ENDED	2006 TO
	JUNE 30	JUNE 30	JUNE 30
	2009	2008	2009

Sales	$-	$-	$28,985

Cost of goods sold	-	-	27,672

Gross	-	-	1,313

Expenses
Professional fees	6,000	6,555	73,660
Rent	-	494	8,122
Bank charges and interest expenses	254	81	3,528
Restructuring charges	18,364	-	18,364
Bad debt	-	-	6,838
Regulatory and listing	2,467	-	13,477
Office and sundry	99	-	708
Forgiveness of debt	-	-	(7,555)

	27,184	7,130	117,142

Operating loss	(27,184)	(7,130)	(115,829)

Other income
Foreign exchange gain	-	9	103

Net Loss and Comprehensive Loss For The Period	$(27,184)	$(7,121)	$(115,726)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding – Basic And Diluted	13,290,000	13,290,000

The accompanying notes are an integral part of these financial statements.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

(Stated in U.S. Dollars)

			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	AUGUST 11
	ENDED	ENDED	2006 TO
	JUNE 30	JUNE 30	JUNE 30
	2009	2008	2009

Cash Flows From (Used by) Operating Activities
Net loss for the period	$(27,184)	$(7,121)	$(115,726)

Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities
Imputed interest from due to a related party	-	-	2,813
Bad Debt	-	-	6,838
Forgiveness of debt	-	-	(7,555)

Changes In Non-Cash Working Capital Items
Accounts receivable	-	10,804	(5,538)
Goods and services tax receivable	-	(328)	(1,300)
Prepaid expense and deposit	(6,000)	-	(6,000)
Inventories	-	-	-
Accounts payable and accrued liabilities	21,393	6,322	29,048
	(11,791)	9,677	(97,420)

Cash Flows From Financing Activities
Proceeds from long-term debts	35,000	-	35,000
Proceeds from issuance of common shares	-	-	26,200
Forgiveness of debts	59,429	-	59,429
Due to related parties	(41,810)	1,055	17,619
	52,619	1,055	138,248

Increase In Cash And Cash Equivalents	40,828	10,732	40,828

Cash And Cash Equivalents, Beginning Of Period	-	2,623	-

Cash And Cash Equivalents, End Of Period	$40,828	$13,355	$40,828

The accompanying notes are an integral part of these financial statements.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

PERIOD FROM INCEPTION, AUGUST 11, 2006 TO JUNE 30, 2009
 (Stated in U.S. Dollars)

				(Deficit)
				Accumulated	Total
			Additional	During the	Stockholders’
	Common		Paid-in	Development	Equity
	Stock	Amount	Capital	Stage	(Deficiency)
	#	$	$	$	$

Balance – August 11, 2006 (Date of Inception)	-	-	-	-	-

Issuance of common shares for cash
- at $.00003 per share on November 30, 2006	9,000,000	300	-	-	300
- at $.0003 per share on December 1, 2006	2,700,000	90	810	-	900
- at $.0067 per share on December 10, 2006	1,050,000	35	6,965	-	7,000
- at $.03 per share on December 15, 2006	540,000	18	17,982	-	18,000
Comprehensive income (loss) - Net loss for the period	-	-	-	(4,661)	(4,661)

Balance, March 31, 2007	13,290,000	443	25,757	(4,661)	21,539

Imputed interest from due to a related party	-	-	867	-	867

Comprehensive income (loss) - Net loss for the year	-	-	-	(53,337)	(53,337)

Balance, March 31, 2008	13,290,000	443	26,624	(57,998)	(30,931)

Imputed interest from due to
Related parties	-	-	1,946	-	1,946

Comprehensive income (loss) - Net loss for the period	-	-	-	(7,121)	(7,121)

Balance, March 31, 2009	13,290,000	443	28,570	(88,542)	(59,529)

Forgiveness of debt from related parties	-	-	59,429	-	59,429

Comprehensive income (loss) - Net loss for the period	-	-	-	(27,184)	(27,184)

Balance, June 30, 2009	13,290,000	443	87,999	(115,726)	(27,284)

The accompanying notes are an integral part of these financial statements.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30 2009
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A., on August 11, 2006. The principal activity of the Company was custom wide plank flooring.  The Company is considered a development stage company as defined in SFAS No.7.  The Company has an office in Vancouver, Canada.

On June 14, 2009, the governing statutes were amended in order to change the name of Anvil Forest Product Inc. to Easy Scripts, Inc (the "Company") and proceed with a reorganization of the Company. The result of the reorganization of the Company is described in note 5.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

These financial statements have been prepared on a going concern basis, which the Company has incurred a net loss of $115,726 for the period from August 11, 2006 (inception) to June 30, 2009.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30 2009
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Cash and cash equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at June 30, 2009, there were no cash equivalents (March 31, 2009 - $nil).

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

The Company expenses advertising costs as incurred.  There were no advertising expenses incurred by the Company for the period ended June 30, 2009 (June 30, 2008 - $nil).

Basic and diluted net loss per share

The Company reports basic loss per share in accordance with SFAS No. 128 – “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period.  As the Company generated net losses in the period presented, the basic and diluted loss per share is the same, as the Company had no other dilutive securities as at June 30, 2009.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30 2009
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk
The Company places its cash and cash equivalents with high credit quality financial institutions.  As of June 30, 2009, the Company had $nil in a bank beyond insured limits (March 31, 2009 - $nil).

Foreign Currency Transaction

The Company was located and operating outside of the United States of America and plans to operate in the United States of America after the change of control (see note 5).  It maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense in foreign currency is translated into U.S. dollars by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations.

Financial Instruments

The estimated fair value for financial instruments under SFAS No. 107, Disclosure about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and can not be determined with precision.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. For cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities, due to related parties, the fair value of these financial instruments approximate their carrying value because of the short maturity of these instruments.  The fair value of long-term debt approximates its carrying value as the interest rate on the Company’s debt facility is fixed and reasonable.

On April 1, 2009, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30 2009
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments (continued)

•	Level one – Quoted market prices in active markets for identical assets or liabilities;

•	Level two – Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The adoption of SFAS 157 has no material effect on the Company’s financial position or results of operations. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the period ended June 30, 2009.

On April 1, 2009, the Company adopted the FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Statement of Financial Accounting Standards (“SFAS”) No.157 for illiquid financial instruments.  FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.  The adoption of FSP FAS 157-3 does not have a material effect on the Company’s financial statements.

On April 1, 2009, the Company adopted the FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this FSP does not have a material impact on the Company’s financial statements.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30 2009
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments (continued)

On April 1, 2009, the Company adopted FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS 107, Disclosure about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of this FSP does not have a material impact on the Company’s financial statements.

On April 1, 2009, the Company adopted FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this FSP does not have a material impact on the Company’s financial statements.

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

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30 2009
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statement of Stockholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  The Company has no elements of “other comprehensive income” for the quarter ended June 30, 2009 (June 30, 2008 - $nil).

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

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30 2009
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the standard does not have a material impact on the Company.

Recent accounting pronouncements

In June 2009, the FASB issued FASB No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued FASB No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

3.	RELATED PARTY TRANSACTIONS

a)	At June 30, 2009, the Company indebted to the President of the Company in the amount of $119. The advances are unsecured, non- interest bearing and have no specific terms of repayment.

b)
At June 30, 2009, the Company was indebted to Telemedicine, Inc, major stockholder of the Company, in the amount of $17,500 for expenses paid on behalf of the Company.  The amounts are unsecured, non-interest bearing and have no specific terms of repayment.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30 2009
(Stated in U.S. Dollars)

4.	LOAN AGREEMENT

On June 26, 2009, the Company entered into a loan agreement with PT Group, Inc. (the “Lender”) that the Lender agreed to provide the Company with a loan in an aggregate principal amount not to exceed US$500,000 in instalments. The loan is secured by promissory notes of the Company. Each instalment will incur interest at the rate of 9.5% per annum beginning on the date of each disbursement. All outstanding amounts will incur interest until such date as all outstanding principal and interest is paid in full which shall be due and payable no later than 18 months from the disbursement date. As at June 30, 2009, the Lender advanced a total amount of $35,000 to the Company, which is due on December 26, 2010.

5.	CHANGE IN CONTROL

On May 6, 2009, Telemedicine Inc purchased 3,050,000 (prior to forward stock split) shares of the Company’s common stock pursuant to stock purchase agreements with current holders of the Company’s common stock for an aggregate purchase price of $30,000. Pursuant to these transactions, Telemedicine owns approximately 68.80% of our issued and outstanding common stock. Prior to these transactions, the Company was controlled by Walter Brenner, the former sole officer and director. Mr. Brenner sold the 3,000,000 (prior to forward stock split) shares held by him to Telemedicine. In connection with these transactions, Mr. Brenner forgave the Company from any liability due him. The Company did not receive any money from this transaction.

On June 14, 2009, the Company amended its Articles whereby the name of the Company was changed to Easy Scripts, Inc and issued and outstanding share capital was split on a three for one basis.

6.	CAPITAL STOCK

a)	On November 30, 2006, the Company issued 9,000,000 (post forward stock split) shares of common stock at a price of $0.00003 per share for cash proceeds of $300.

b)	On December 1, 2006, the Company issued 1,800,000 (post forward stock split) shares of common stock at a price of $0.0003 per share for cash proceeds of $900.

c)	On December 10, 2006, the Company issued 1,050,000 (post forward stock split) shares of common stock at a price of $0.0067 per share for cash proceeds of $7,000.

d)	On December 15, 2006, the Company issued 540,000 (post forward stock split) shares of common stock at a price of $0.03 per share for cash proceeds of $18,000.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30 2009
(Stated in U.S. Dollars)

6.	CAPITAL STOCK (continued)

e)
On June 14, 2009, the Company implemented a 3 for 1 forward stock split on its issued and outstanding shares of common stock to the holders of record as of June 14, 2009. As a result of the split, each holder of record on the record date automatically received two additional shares of the Company’s common stock. After the split, the number of shares of common stock issued and outstanding is 13,290,000 shares.  The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect the forward stock split.

f)	The Company has no stock option plan, warrants or other dilutive securities.

7.	SEGMENTED INFORMATION

During the period, the Company relocated its principal executive office and related operations to 701 N. Green Valley Parkway, Suite 200, Henderson, NV  89074, United States. The Company operates in one industry segment and all operating activities are in United States currently.

8.	SUBSEQUENT EVENTS

Subsequent to June 30, 2009, the Company has received three loan installments totaling $75,000 from PT Group, Inc. pursuant to the loan agreement dated June 26, 2009 (see note 4). Each disbursement shall incur interest at the rate of 9.5% per annum and is due in January of 2011.

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

Plan of Operation

We are a start-up corporation. We had an accumulated loss of $115,726 and a working capital deficiency of $27,284 as at June 30, 2009.

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

We estimate that it will cost approximately $300,000 to maintain operations for the next twelve months. If we cannot sustain our operations from our revenues, we will have to obtain additional loans or raise additional funds through a second private placement of securities.

Milestones

We are currently in the process of restructuring the company to be competitive in the field of pharmaceutical and medical technology.  Our goal is to open a chain of pharmacies giving customers the personalized service expected from a smaller pharmacy, the convenience of on-line purchasing, and pricing similar to Pharmaceutical Retail giants such as Wal-Mart.

Our expected milestones are as follows:

•	We plan to have 5 pharmacies opened in the next quarter with physical locations in Hawaii, California, and Illinois

•
Our expected pricing structure will be competitive with larger chains such as Wal-Mart, CVS, and Walgreens.  Our pharmacies will offer over 200 different medications for $3.50 for a 30 Day supply and $9.50 for a 90 Day supply. Our research shows that medications purchased from our on line pharmacies will cost consumers $0.50 less on average than the same medications purchased from our competitors.

•	We expect our on-line pharmacies to gain market share from large retail pharmacies due to our pricing structure, as well as allowing our customers the convenience of on-line purchasing.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have generated only $28,985 in revenues from operations since our inception on August 11, 2006 to June 30, 2009. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price increases in products and services.

To become profitable and competitive, we have to attract customers and generate additional revenues.

Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

Since inception, we raised $26,200 in our private placement, obtained $17,619 advances from one of our directors and a major shareholder, incurred debt of $35,000, and obtained forgiveness of debt from two prior directors for $59,429. We used $97,420 in operating activities leaving us with $40,828 in cash.

In the event that we need additional cash and fail to raise it we may have to suspend operations until such cash is raised, or cease operations entirely.

As of the date of this report, we have initiated limited operations and have generated limited revenues of $28,985.

Since inception we have issued 13,290,000 (post forward stock split) shares of common stock pursuant to the exemption from registration set forth in Regulation S of the Securities Act of 1933. The total purchase price of the shares was $26,200.

In November 2006, we sold 9,000,000 (post forward stock split) shares of common stock to our officer and director, Walter Brenner and raised $300. In December 2006, we sold 150,000 (post forward stock split) shares of common stock to our officer and director, Horst Balthes, and raised $1,000. In December 2006, we sold 2,700,000 (post forward stock split) shares of common stock to 6 persons at an offering price of $0.0003 per shares and raised $900; 900,000 (post forward stock split) shares of common stock to 6 persons at an offering price of $0.0067 per share and raised $6,000; and, 540,000 (post forward stock split) shares of common stock to 12 persons at $0.03 per share and raised $18,000. All sales were made pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. All purchasers were non-US persons and all sales took place outside the United States of America.

As of June 30, 2009, our total assets were $46,828 and our total liabilities were $74,112. Our total assets were comprised of cash and cash equivalents and prepaid expense. As of June 30, 2009, we had $40,828 in cash and cash equivalents.

Results of Operations

Since inception on August 11, 2006, we have generated revenues of $28,985. Our expenses from inception through June 30, 2009 were mainly $27,672 for cost of goods sold; $73,660 for professional fees; $8,122 for rent; $18,364 for restructuring charges; $13,477 for regulatory and listing fees; $3,528 bank charges and interest expenses; and, $708 for office expenses.

On May 6, 2009 the Company’s management decided that it was in the best interests of the Company to restructure the Company into a pharmaceutical and medical technology company.  The Company is in the developing stages of operating and plans to have five pharmacies opened in Hawaii, California and Illinois.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies

There have been no material changes in our existing accounting policies and estimates from the disclosures included in our 2009 Form 10-K, except for the newly adopted accounting policies as disclosed in the interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer*
32.1	Section 906 Certification of Chief Executive Officer*
32.2	Section 906 Certification of Chief Financial Officer*

*filed herewith

(1) Incorporated by reference to the Form SB-2 registration statement filed on September 13, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2009	EASY SCRIPTS, INC.

	By:	/s/ Kendra Marcoux /s/
	Name:	Kendra Marcoux
	Title:	President, Director