Form 10-Q
period 2009-09-30
Easy Scripts, Inc.
filed 2009-11-20
CIK 1405045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2009

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

Yes  ☒                                                      No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the Registrant was required to submit and post such files).  Yes [  ]  No [  ] Not required

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]
Accelerated Filer [  ]
Non-accelerated filer [  ]
Smaller reporting Company[x ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                                                      No  ☒

There were 13,290,000 shares of Common Stock issued and outstanding as of November 17, 2009.

On this Form 10-Q quarterly report, the registrant, Easy Scripts, Inc., is hereinafter referred to as “Registrant” or “we,” or “Company,” or “EYSI.”

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying condensed unaudited consolidated financial statements of Easy Scripts, Inc., a Nevada corporation, are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended March 31, 2009 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on May 4, 2009.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending March 31, 2010.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)

 (Stated in U.S. Dollars)

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	SEPTEMBER 30	MARCH 31
	2009	2009

ASSETS

Current Assets
Cash and cash equivalents	$137,156	$-
Accounts receivable	31,199	-
Prepaid expenses	30,396	-
Inventories	41,798	-
	240,549	-

Equipment	129,569	-

	$370,118	$-

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	71,202	100
Due to related parties (Note 4)	19,865	59,429
	91,067	59,529

Long-term debt (Note 5)	494,202	-
Rent inducement – non current	4,491	-
	589,760	59,529
STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock
Authorized:
Common Stock: 75,000,000 shares authorized, $0.0001 par value

Issued and outstanding:
13,290,000 common shares at September 30, 2009 and March 31, 2009	1,329	1,329

Additional Paid In Capital	87,113	27,684

(Deficit) Accumulated During the Development Stage	(308,084)	(88,542)
	(219,642)	(59,529)

	$370,118	$-

Nature of Operations and Going Concern (Note 1)
Subsequent Events (Note 8)

The accompanying notes are an integral part of these financial statements.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

 (Stated in U.S. Dollars)

					PERIOD FROM
	THREE	THREE	SIX	SIX	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	AUGUST 11
	ENDED	ENDED	ENDED	ENDED	2006 TO
	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30
	2009	2008	2009	2008	2009

Sales	$31,199	$-	$31,199	$-	$60,184

Cost of goods sold	8,459	-	8,459	-	36,131

Gross	22,740	-	22,740	-	24,053

Expenses
Amortization	1,684	-	1,684	-	1,684
Professional fees	27,132	6,871	33,132	13,426	100,792
Bank charges and interest expenses	2,117	59	2,371	140	5,645
Interest expenses	4,342	-	4,342	-	4,342
Restructuring charges	-	-	18,364	-	18,364
Salaries and wages	53,347	-	53,347	-	53,347
Office and sundry	11,811	-	11,910	-	12,519
Rent	13,673	-	13,673	494	21,795
Travel	7,070	-	7,070	-	7,070
Research and development	60,961	-	60,961	-	60,961
Regulatory and listing	32,961	130	35,428	130	46,438
Bad debt	-	-	-	-	6,838
Forgiveness of debt	-	-	-	-	(7,555)

	215,098	7,060	242,282	14,190	332,240

Operating loss	(192,358)	(7,060)	(219,542)	(14,190)	(308,187)

Other income
Foreign exchange gain	-	-	-	9	103

Net Loss For The Period	$(192,358)	$(7,060)	$(219,542)	$(14,181)	$(308,084)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted Average Number Of Common Shares Outstanding – Basic And Diluted	13,290,000	13,290,000	13,290,000	13,290,000

The accompanying notes are an integral part of these financial statements.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Stated in U.S. Dollars)

			PERIOD FROM
	SIX	SIX	INCEPTION
	MONTHS	MONTHS	AUGUST 11
	ENDED	ENDED	2006 TO
	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30
	2009	2008	2009

Cash Flows From (Used by) Operating Activities
Net loss for the period	$(219,542)	$(14,181)	$(308,084)

Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities
Amortization	1,684	-	1,684
Imputed interest from due to a related party	-	-	2,813
Interest expense - long term debt	4,342	-	4,342
Bad Debt	-	-	6,838
Forgiveness of debt	-	-	(7,555)
Rent	4,491	-	4,491

Changes In Non-Cash Working Capital Items
Accounts receivable	(31,199)	10,804	(36,737)
Goods and services tax receivable	-	(422)	(1,300)
Prepaid expense and deposit	(30,396)	-	(30,396)
Inventories	(41,798)	-	(41,798)
Accounts payable and accrued liabilities	23,602	(561)	31,257
	(288,816)	(4,360)	(374,445)

Cash Flows From Financing Activities
Purchases of equipments	(83,753)	-	(83,753)
	(83,753)	-	(83,753)

Cash Flows From Financing Activities
Proceeds from long-term debts	489,860	-	489,860
Proceeds from issuance of common shares	-	-	26,200
Due to related parties	19,865	1,737	79,294
	509,725	1,737	595,354

Increase (Decrease) In Cash And Cash Equivalents	137,156	(2,623)	137,156

Cash And Cash Equivalents, Beginning Of Period	-	-	-

Cash And Cash Equivalents, End Of Period	$137,156	$(2,623)	$137,156

Interest Paid	$-	$-	$-

Income Tax Paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

PERIOD FROM INCEPTION, AUGUST 11, 2006 TO SEPTEMBER 30, 2009
 (Stated in U.S. Dollars)

				(Deficit)
				Accumulated	Total
			Additional	During the	Stockholders’
	Common		Paid-in	Development	Equity
	Stock	Amount	Capital	Stage	(Deficiency)
	#	$	$	$	$

Balance – August 11, 2006 (Date of Inception)	-	-	-	-	-

Issuance of common shares for cash
- at $.00003 per share on November 30, 2006	9,000,000	900	(600)	-	300
- at $.0003 per share on December 1, 2006	2,700,000	270	630	-	900
- at $.0067 per share on December 10, 2006	1,050,000	105	6,895	-	7,000
- at $.03 per share on December 15, 2006	540,000	54	17,946	-	18,000
Comprehensive income (loss) - Net loss for the period	-	-	-	(4,661)	(4,661)

Balance, March 31, 2007	13,290,000	1,329	24,871	(4,661)	21,539

Imputed interest from due to a related party	-	-	867	-	867

Comprehensive income (loss) - Net loss for the year	-	-	-	(53,337)	(53,337)

Balance, March 31, 2008	13,290,000	1,329	25,738	(57,998)	(30,931)

Imputed interest from due to
Related parties	-	-	1,946	-	1,946

Comprehensive income (loss) - Net loss for the year	-	-	-	(30,544)	(30,544)

Balance, March 31, 2009	13,290,000	1,329	27,684	(88,542)	(59,529)

Forgiveness of debt from related parties	-	-	59,429	-	59,429

Comprehensive income (loss) - Net loss for the period	-	-	-	(219,542)	(219,542)

Balance, September 30, 2009	13,290,000	1,329	87,113	(308,084)	(219,642)

The accompanying notes are an integral part of these financial statements.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Stated in U.S. Dollars)

1.        NATURE OF OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A., on August 11, 2006. The principal activity of the Company was custom wide plank flooring.  On June 14, 2009, the Company changed its name of Anvil Forest Product Inc. to Easy Scripts, Inc (the “Company”) and proceed with a reorganization of the Company which the Company changed its principal business from custom wide plank flooring to Pharmacy Benefit Management (“PBM”), a retail pharmacy claims processing offering to manage the prescription drug benefit for customers.  The Company is considered a development stage company as defined in SFAS No.7.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

These financial statements have been prepared on a going concern basis, which the Company has incurred a net loss of $308,084 for the period from August 11, 2006 (inception) to September 30, 2009.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
 (Stated in U.S. Dollars)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Basis of presentation

The consolidated financial statements included the accounts of the Company and its wholly owned subsidiary ES RX, Inc. All significant intercompany accounts and transactions have been eliminated.

Cash and cash equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at September 30, 2009, there were no cash equivalents (March 31, 2009 - $nil).

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

The Company expenses advertising costs as incurred.  There were no advertising expenses incurred by the Company for the period ended September 30, 2009 (September 30, 2008 - $nil).

Basic and diluted net loss per share

The Company reports basic loss per share in accordance with SFAS No. 128 – “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common stock and potentially dilutive common stock outstanding during the period. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same, as the Company had no other dilutive securities as at September 30, 2009.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
 (Stated in U.S. Dollars)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
 Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions.  As of September 30, 2009, the Company had $7,113 in a bank beyond insured limits (March 31, 2009 - $nil).

Foreign Currency Transaction

The Company maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense in foreign currency is translated into U.S. dollars by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations.

Financial Instruments

The estimated fair value for financial instruments under SFAS No. 107, Disclosure about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and can not be determined with precision.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. For cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, due to related parties, the fair value of these financial instruments approximate their carrying value because of the short maturity of these instruments.  The fair value of long-term debt approximates its carrying value as the interest rate on the Company’s debt facility is fixed and reasonable.

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

SEPTEMBER 30, 2009
 (Stated in U.S. Dollars)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Financial Instruments (continued)

●      Level one – Quoted market prices in active markets for identical assets or liabilities;

●     Level two – Inputs other than level one inputs that are either directly or indirectly observable; and

●     Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The adoption of SFAS 157 has no material effect on the Company’s financial position or results of operations. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the period ended September 30, 2009.

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

On April 1, 2009, the Company adopted the FASB Staff Position No. FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this FSP does not have a material impact on the Company’s financial statements.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
 (Stated in U.S. Dollars)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments (continued)

On April 1, 2009, the Company adopted FASB Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1 and APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS 107, Disclosure about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of this FSP does not have a material impact on the Company’s financial statements.

On April 1, 2009, the Company adopted FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 (“FSP FAS 115-2 and FAS 124-2”), Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this FSP does not have a material impact on the Company’s financial statements.

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

Revenue Recognition

Revenues from our PBM are earned by dispensing prescriptions from our pharmacies and service fees for prescriptions filled.

Revenues from dispensing prescriptions from our pharmacies are recorded when prescriptions are shipped.  At the time of shipment, our earnings process is complete, the obligation of our customer to pay for the drugs is fixed, and, due to the nature of the product, the member may not return the drugs nor receive a refund.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  The Company has no elements of “other comprehensive income” for the quarter ended September 30, 2009 (September 30, 2008 - $nil).

        Inventories

Inventories consist of prescription drugs which are stated at the lower of first-in first-out cost or market.

Accounts Receivable and Allowance for Doubtful Accounts

Based on our revenue recognition policies discussed above, certain dispensing prescription and related service fees at the end of a period are unbilled.  Revenue and unbilled receivables for those dispensing prescription and service fees are estimated each period based on the amount to be paid.  As at September 30, 2009, accounts receivable (included unbilled receivable) for continuing operations were $31,199 (March 31, 2009 - $nil).  The term of the accounts receivable is at 6 months.

  EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
 (Stated in U.S. Dollars)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable and Allowance for Doubtful Accounts (continued)

The Company provides an allowance for doubtful accounts equal to estimated uncollectible receivable.  This estimate is based on the current status of each customer’s receivable balance as well as current economic and market conditions.  Receivables are written off against the allowance only upon determination such amounts are not recoverable and all collection attempts have failed.  As at September 30, 2009, the Company had $nil allowance for doubtful accounts (March 31, 2008 - $nil).

            Research and Development

Research and development expenditures relating to the lab test and clinical trial are charged to operations.  For the period ended September 30, 2009, the Company incurred $60,961 research and development expenditures (September 30, 2008 - $nil).

Equipment

Equipment is carried at cost and is depreciated using the straight-line method over estimated useful lives of three years office and computer equipment.  During the period ended September 30, 2009, the Company incurred amortization of $1,684 (September 30, 2008 - $nil).

Accounting Codification

On April 1, 2009, the Company adopted the FASB issued FASB No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. The adoption of the standard did not have a material impact on the Company.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

  EASY SCRIPTS, INC.
  (formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
 (Stated in U.S. Dollars)

3.        ASSETS ACQUISITION
On September 2, 2009, the Company acquired certain assets from a third party which include the inventory, furniture, fixture, equipment, computer hardware and software for a maximum consideration of $20,000. The consideration will be made in a way of assuming the seller’s outstanding debt as at September 2, 2009 to a maximum of $20,000. As at September 30, 2009, the Company has made approximately $44,409 towards the seller’s outstanding debt.  The Company has accounted the over payment as the part of the purchase price as the Company intends to continue the business activity with certain creditors of the seller.  The total purchase price of $44,409 was allocated to the inventory acquired from the seller with zero amount allocated to the fixture, furniture, equipment, computer hardware and software as their relative fair value is minimal.

4.        RELATED PARTY TRANSACTIONS
a)
At September 30, 2009, the Company indebted to a Director of the Company in the amount of $2,365 (March 31, 2009 - $nil). The advances are unsecured, non- interest bearing and have no specific terms of repayment.

b)
At September 30, 2009, the Company was indebted to Telemedicine, Inc, a major stockholder of the Company, in the amount of $17,500 for expenses paid on behalf of the Company (March 31, 2009 - $nil).  The amounts are unsecured, non-interest bearing and have no specific terms of repayment.

5.        LONG TERM DEBT

On June 26, 2009, the Company entered into a loan agreement with PT Group, Inc. (the “Lender”) that the Lender agreed to provide the Company with a loan in an aggregate principal amount not to exceed US$500,000 in instalments. The loan is secured by promissory notes of the Company. Each instalment will incur interest at the rate of 9.5% per annum beginning on the date of each disbursement. All outstanding amounts will incur interest until such date as all outstanding principal and interest is paid in full which shall be due and payable no later than 18 months from the disbursement date. As at September 30, 2009, the Lender advanced a total amount of $489,860 to the Company plus accrued interest of $4,342 for a total of $494,202, which is due before December 26, 2010.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
 (Stated in U.S. Dollars)

6.       CAPITAL STOCK

a)	On November 30, 2006, the Company issued 9,000,000 (post forward stock split) shares of common stock at a price of $0.00003 per share for cash proceeds of $300.

b)	On December 1, 2006, the Company issued 2,700,000 (post forward stock split) shares of common stock at a price of $0.0003 per share for cash proceeds of $900.

c)	On December 10, 2006, the Company issued 1,050,000 (post forward stock split) shares of common stock at a price of $0.0067 per share for cash proceeds of $7,000.

d)	On December 15, 2006, the Company issued 540,000 (post forward stock split) shares of common stock at a price of $0.03 per share for cash proceeds of $18,000.

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

8.        SUBSEQUENT EVENTS

On October 5, 2009, the Company entered into an additional loan agreement with PT Group, Inc. (the “Lender”) that the Lender agreed to provide the Company with a loan in an aggregate principal amount not to exceed US$750,000 in installments. The loan is secured by promissory notes of the Company. Each installment will incur interest at the rate of 9.5% per annum beginning on the date of each disbursement. All outstanding amounts will incur interest until such date as all outstanding principal and interest is paid in full which shall be due and payable no later than 18 months from the disbursement date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were incorporated in the State of Nevada on August 11, 2006.  The principal activity of the Company was custom wide plank flooring.  On June 14, 2009, the Company changed its name of Anvil Forest Products, Inc. to Easy Scripts, Inc. and proceeded with a reorganization of the Company.  The Company changed its principal business from custom wide plank flooring to Pharmacy Benefit Management (“PBM”), a retail pharmacy claims processing offering to manage the prescription drug benefit for customers.  The Company is considered a development stage company as defined in SFAS No. 7.

We opened our first pharmacy on September 2, 2009 in California.  Our second pharmacy opened on November 9, 2009 in Illinois.  Our third pharmacy opened November 10, 2009 in Hawaii.

Results of Operations

We had an accumulated loss of $308,084 and a working capital of $149,482 as at September 30, 2009.  We have generated $60,184 in revenues from our business operations since inception which $31,199 was generated from our PBM operations.

We also rely on periodic loans from our major shareholder and a 3rd party lender in order to pay bills and to continue with our business should we not generate sufficient revenues from our business operations. Our major shareholder and a 3rd party lender have committed to loan us money to maintain operations. The foregoing is an oral declaration of intention by our major shareholder. It is not evidenced by any written documentation, and is not enforceable as a matter of law because there is no consideration for the agreement.  On October 5, 2009, we entered into an loan agreement with our lender to obtain a loan in an aggregate principal amount not to exceed US$750,000 in installments.

We estimate that it will cost approximately $1,200,000 to maintain operations for the next twelve months. If we cannot sustain our operations from our revenues, we will have to obtain additional loans or raise additional funds through a second private placement of securities.

Milestones

We have restructured the Company to be competitive in the field of pharmaceutical and medical technology.  Our goal is to open a chain of pharmacies giving customer the personalized service expected from a smaller pharmacy, the convenience of online purchasing, and pricing similar to Pharmaceutical Retail giants such as Wal-Mart.  As of the date of this report we have opened three stores; one in Hawaii, one in California and one in Illinois.

●	We plan to have two more pharmacies opened in the next quarter.

●
Our pricing structure is competitive with larger chains such as Wal-Mart, CVS, and Walgreens.  Our pharmacies offer over 200 different medications for $3.50 for a 30 Day supply and $9.50 for a 90 Day supply. Our research shows that medications purchased from our online pharmacies will cost consumers $0.50 less on average than the same medications purchased from our competitors.

●	We expect our online pharmacies to gain market share from large retail pharmacies due to our pricing structure as well as allowing our customers the convenience of online purchasing.

PBM will prioritize the healthcare needs of our clients through the following:

1.  Industry-tested solutions that focus on savings and improved quality of life
2.  High-grade customer service given by our network of care specialists
3.  Innovative Technology Provider to our national network of pharmacies

Easy Scripts will meet the needs of the average American for effective healthcare solutions.  With our prescription management program and central fill pharmacy facility, we can easily facilitate client healthcare needs, requests for medical solutions, and prescriptions.

Our ideas are based on sound and efficient healthcare platforms, resulting in practices that enable us to provide excellent service.

Our network of licensed pharmacies and healthcare solutions will enable us to provide clients the following:

-	Access to affordable FDA-approved healthcare solutions

-	Convenience of managing health conditions

-	Properly defining leadership in pharmacy benefits program

Easy Scripts will provide PBM services exclusively to individuals nationwide.  We will provide access to comprehensive programs that combine fully integrated PBM solutions for retail pharmacy networks, innovative clinical initiatives, and healthcare management.  By applying innovation and creativity to our strong understanding of the prescription business, we will have proven that pharmacy benefit costs can be tightly managed while still providing plan members with the level of care and service they expect.

We will help our clients effectively manage and administer the pharmacy benefits using an array of services and support tools that address their distinct concerns.

Easy Scripts will be more than a healthcare solutions provider, we have the expertise necessary to understand critical issues about and surrounding healthcare and medical management.  We will offer effective healthcare programs and comprehensive services that streamline and simplify methods of medical management without sacrificing quality.  The customized designs of our systems and programs also allow us to provide clients affordable solutions that make managing their health and medical needs easier and more convenient.

Full PBM Services cater to the wide spectrum services of pharmacy benefit manager (PBM) that will manage prescription benefits for its members. Quality, collaboration, and innovation mark our ideas in bringing our kind of healthcare to our clients. This ensures us that our quality of care is optimized by pharmacy expenses. We enable our clients to know exactly how their money is being spent so they can maximize their savings.

Easy Scripts will offer clients a fully integrated state-of-the-art solution that serves to their existing healthcare plan. Based in Chicago, we coordinate with our pharmacy network that ensures fast, convenient, and efficient service to all our members ensuring their benefits.

Easy Scripts’ healthcare innovation takes pharmacy management to a new level by optimizing trends through the use of data analysis. Our focus is on implementing unique clinical programs, prescriber education programs, and customizable formulary management options. The program also provides detailed online reporting that is accompanied by interpretation and recommendations; not simply standard utilization and savings information.

The Company will also employ highly skilled, experienced, and motivated staff members who are ready to offer support and assistance whenever our clients need it. Our strategic alliances with esteemed healthcare practitioners and affiliate pharmacies make providing healthcare services to our clients an easier job, thereby ensuring swift response and prompt actions.

Workers get the advantage of savings, satisfaction, and safety when it comes to managing their healthcare benefits.  Customer needs are provided a progressive attention of our message center, drug resource section, and reliable database.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have generated only $60,184 in revenues from operations since our inception on August 11, 2006 to September 30, 2009, which $31,199 was generated from our PBM operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price increases in products and services.

To become profitable and competitive, we have to attract customers and generate additional revenues.

Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of September 30,
2009 and March 31, 2009:

	September 30, 2009	March 31, 2009
	(unaudited)

Cash and cash equivalents	$137,156	$ -
Accounts receivable, net	31,199	-
Prepaid expenses	30,396	-
Inventories	41,798	-

As of September 30, 2009, the Company had $137,156 in cash and cash equivalents, an increase of $137,156 from March 31, 2009.

Since inception, we raised $26,200 in our private placement, obtained $19,865 in advances from a major shareholder, and obtained debt from two former directors for $59,429 which was forgiven by the former directors during the period ended September 30, 2009.  We incurred $83,753 in the acquisition of equipment. We used $374,445 in operating activities leaving us with $137,156 in cash.

In the event that we need additional cash and fail to raise it we may have to suspend operations until such cash is raised, or cease operations entirely.

As of the date of this report, we have initiated limited operations and have generated limited revenues of $60,184, which $31,199 was generated from our PBM operations.

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

As of September 30, 2009, our total assets were $370,118 and our total liabilities were $589,760. Our total assets were comprised of cash and cash equivalents, accounts receivable, prepaid expense, and inventories. As of September 30, 2009, we had $137,156 in cash and cash equivalents.

Contractual Obligations as of September 30, 2009

Contractual Obligations	Total	Less than one year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long Term Debt Obligations (1)	$494,202	$ -	$494,202	$ -	$ -

Total	$494,202	$ -	$494,202	$ -	$ -

1. Easy Scripts, Inc. entered into an arrangement with PT Group, Inc. to obtain up to $500,000 of financing.  The note accrues interest at the rate of 9.5%.  All amounts are payable on or before December 26, 2010.

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

ITEM 4.     CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Changes in Shell Company Status

As described in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - the Company opened its first pharmacy in California on September 2, 2009 and as a result, the Company ceased being a shell company as such term is defined in Rule 12b-2 of the Exchange Act.

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

November 20, 2009                                               EASY SCRIPTS, INC.

By: /s/ Kendra Marcoux
Kendra Marcoux
President, Director