Form 10-Q
period 2009-12-31
Easy Scripts, Inc.
filed 2010-02-22
CIK 1405045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period ended December 31, 2009

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
(202) 725-6733
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐  No ☐ Not required

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐
Accelerated Filer ☐
Non-accelerated filer ☐
Smaller reporting Company ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

There were 13,290,000 shares of Common Stock issued and outstanding as of February 10, 2010.

On this Form 10-Q quarterly report, the registrant, Easy Scripts, Inc., is hereinafter referred to as “Registrant” or “we,” or “Company,” or “EYSI.”

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying condensed unaudited consolidated financial statements of Easy Scripts, Inc., a Nevada corporation, are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended March 31, 2009 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on May 4, 2009.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed financial statements for the period ended December 31, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending March 31, 2010.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009
(Unaudited)

(Stated in U.S. Dollars)

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	DECEMBER 31,	MARCH 31,
	2009	2009

ASSETS

Current Assets
Cash and cash equivalents	$152,744	$-
Accounts receivable	157,889	-
Prepaid expenses	190,557	-
Inventories	70,300	-
Due from a related party (Note 4)	5,000	-
	576,490	-

Equipment	107,693	-

	$684,183	$-

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	$91,077	$100
Rent inducement	17,749	-
Due to related parties (Note 4)	19,865	59,429
Long-term debt – current (Note 5)	505,932	-
	634,623	59,529

Long-term debt (Note 5)	753,059	-
	1,387,682	59,529

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock
Authorized:
Common Stock: 75,000,000 shares authorized, $0.00001 par value

Issued and outstanding:
13,290,000 common shares at December 31, 2009 and March 31, 2009	1,329	1,329

Additional Paid In Capital	87,113	27,684

(Deficit) Accumulated During the Development Stage	(791,941)	(88,542)
	(703,499)	(59,529)

	$684,183	$-

Nature of Operations and Going Concern (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
	THREE	THREE	NINE	NINE	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	AUGUST 11
	ENDED	ENDED	ENDED	ENDED	2006 TO
	DECEMBER 31	DECEMBER 31	DECEMBER 31	DECEMBER 31	DECEMBER 31
	2009	2008	2009	2008	2009

Sales	$126,691	$-	$157,890	$-	$186,875

Cost of goods sold	56,547	-	65,006	-	92,678

Gross	70,144	-	92,884	-	94,197

Expenses
Advertising and promotion	19,736		19,736		19,736
Amortization	10,004	-	11,688	-	11,688
Professional fees	58,274	11,279	91,406	24,705	159,066
Bank charges and interest expenses	3,004		5,387		8,655
Interest expenses	19,953	-	24,295	140	24,295
Restructuring charges	-	-	18,364	-	18,364
Salaries and wages	209,018	-	262,545	-	262,455
Office and sundry	66,785	-	78,705	-	79,309
Rent	70,098	-	83,771	494	91,893
Travel	46,178	-	53,046	-	53,147
Research and development	23,035	-	83,996	-	83,996
Regulatory and listing	27,916	300	63,344	430	74,354
Bad debt	-	6,838	-	6,838	6,838
Forgiveness of debt	-	-	-	-	(7,555)

	554,001	18,417	796,283	32,607	886,241

Operating loss	(483,857)	(18,417)	(703,399)	(32,607)	(792,044)

Other income
Foreign exchange gain	-	-	-	9	103

Net Loss For The Period	$(483,857)	$(18,417)	$(703,399)	$(32,598)	$(791,941)

Basic And Diluted Loss Per Common Share	$(0.04)	$(0.00)	$(0.05)	$(0.01)

Weighted Average Number Of Common Shares Outstanding –Basic And Diluted	13,290,000	13,290,000	13,290,000	13,290,000

The accompanying notes are an integral part of these consolidated financial statements.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Stated in U.S. Dollars)

			PERIOD FROM
	NINE	NINE	INCEPTION
	MONTHS	MONTHS	AUGUST 11
	ENDED	ENDED	2006 TO
	DECEMBER 31	DECEMBER 31	DECEMBER 31
	2009	2008	2009

Cash Flows From (Used by) Operating Activities
Net loss for the period	$(703,399)	$(32,598)	$(791,941)

Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities
Amortization	11,688	-	11,688
Imputed interest from due to a related party	-	-	2,813
Interest expense - long term debt	24,295	-	24,295
Bad debt	-	6,838	6,838
Forgiveness of debt	-	-	(7,555)
Rent inducement	17,749	-	17,749

Changes In Non-Cash Working Capital Items
Accounts receivable	(157,889)	10,804	(163,427)
Goods and services tax receivable	-	(422)	(1,300)
Prepaid expense and deposit	(190,557)	-	(190,557)
Inventories	(70,300)	-	(70,300)
Accounts payable and accrued liabilities	90,977	(561)	98,632
	(977,436)	(15,939)	(1,063,065)

Cash Flows From Financing Activities
Purchases of equipments	(119,381)	-	(119,381)
	(119,381)	-	(119,381)

Cash Flows From Financing Activities
Proceeds from long-term debts	1234,696	-	1,234,696
Proceeds from issuance of common shares	-	-	26,200
Due to related parties	14,865	13,316	74,294
	1,249,561	13,316	1,335,190

Increase (Decrease) In Cash And Cash Equivalents	152,744	(2,623)	152,744

Cash And Cash Equivalents, Beginning Of Period	-	2,623	-

Cash And Cash Equivalents, End Of Period	$152,744	$-	$152,744

Interest Expense Paid	$-	$-	$-

Income Tax Paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

PERIOD FROM INCEPTION, AUGUST 11, 2006 TO DECEMBER 31, 2009
(Stated in U.S. Dollars)

				(Deficit)
				Accumulated	Total
			Additional	During the	Stockholders’
	Common		Paid-in	Development	Equity
	Stock #	Amount $	Capital $	Stage $	(Deficiency) $

Balance – August 11, 2006 (Date of Inception)	-	-	-	-	-

Issuance of common shares for cash
- at $.00003 per share on November 30, 2006	9,000,000	900	(600)	-	300
- at $.0003 per share on December 1, 2006	2,700,000	270	630	-	900
- at $.0067 per share on December 10, 2006	1,050,000	105	6,895	-	7,000
- at $.03 per share on December 15, 2006	540,000	54	17,946	-	18,000
Comprehensive income (loss)
- Net loss for the period	-	-	-	(4,661)	(4,661)

Balance, March 31, 2007	13,290,000	1,329	24,871	(4,661)	21,539

Imputed interest from due to a related party	-	-	867	-	867

Comprehensive income (loss)
- Net loss for the year	-	-	-	(53,337)	(53,337)

Balance, March 31, 2008	13,290,000	1,329	25,738	(57,998)	(30,931)

Imputed interest from due to Related parties	-	-	1,946	-	1,946

Comprehensive income (loss)
- Net loss for the year	-	-	-	(30,544)	(30,544)

Balance, March 31, 2009	13,290,000	1,329	27,684	(88,542)	(59,529)

Forgiveness of debt from related parties	-	-	59,429	-	59,429

Comprehensive income (loss)
- Net loss for the period	-	-	-	(703,399)	(703,399)

Balance, December 31, 2009	13,290,000	1,329	87,113	(791,941)	(703,499)

The accompanying notes are an integral part of these consolidated financial statements.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A., on August 11, 2006. The principal activity of the Company was custom wide plank flooring.  On June 14, 2009, the Company changed its name of Anvil Forest Product Inc. to Easy Scripts, Inc (the "Company") and proceed with a reorganization of the Company which the Company changed its principal business from custom wide plank flooring to Pharmacy Benefit Management (“PBM”), a retail pharmacy claims processing offering to manage the prescription drug benefit for customers.  The Company is considered a development stage company as defined in ASC 915.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

These financial statements have been prepared on a going concern basis, which the Company has incurred a net loss of $791,941 for the period from August 11, 2006 (inception) to December 31, 2009.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

DECEMBER 31, 2009
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

Cash and cash equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at December 31, 2009, there were no cash equivalents (March 31, 2009 - $nil).

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

The Company expenses advertising costs as incurred.  During the period ended December 31, 2009, the Company incurred advertising of $19,736 (December 31 2008 - $nil).

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with ASC 260 – “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common stock and potentially dilutive common stock outstanding during the period. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same, as the Company had no other dilutive securities as at December 31, 2009.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions.  As of December 31, 2009, the Company had $43,935 in a bank beyond insured limits (March 31, 2009 - $nil).

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

Financial Instruments

The estimated fair value for financial instruments under ASC 825, Disclosure about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and can not be determined with precision.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. For cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, due to related parties, the fair value of these financial instruments approximate their carrying value because of the short maturity of these instruments.  The fair value of long-term debt approximates its carrying value as the interest rate on the Company’s debt facility is fixed and reasonable.

On April 1, 2009, the Company adopted ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009
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

The adoption of ASC 820 has no material effect on the Company’s financial position or results of operations. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the period ended December 31, 2009.

On April 1, 2009, the Company adopted ASC 820-10, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of ASC 820 for illiquid financial instruments.  ASC 820-10 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.  The adoption of ASC 820-10 did not have a material effect on the Company’s financial statements.

On April 1, 2009, the Company adopted the ASC 820-10, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". The ASC 820-10 provides additional guidance for estimating fair value in accordance with ASC 820, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10 did not have a material impact on the Company’s financial statements.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments (continued)

On April 1, 2009, the Company adopted ASC 825-10, Interim Disclosures about Fair Value of Financial Instruments. The ASC 825-10 amends ASC 825, Disclosure about Fair Value of Financial Instruments, and ASC 270, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of this ASC 825-10 did not have a material impact on the Company’s financial statements.

On April 1, 2009, the Company adopted ASC 320-10, Recognition and Presentation of Other-Than-Temporary Impairments. The ASC 320-10 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This ASC 320-10 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of ASC 320-10 did not have a material impact on the Company’s financial statements.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740 – “Accounting for Income Taxes”.  This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

DECEMBER 31, 2009
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

Comprehensive Income

The Company adopted ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statement of Stockholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  The Company has no elements of “other comprehensive income” for the quarter ended December 31, 2009 (December 31, 2008 - $nil).

Inventories

Inventories consist of prescription drugs which are stated at the lower of first-in first-out cost or market.

Accounts Receivable and Allowance for Doubtful Accounts

Based on our revenue recognition policies discussed above, certain dispensing prescription and related service fees at the end of a period are unbilled.  Revenue and unbilled receivables for those dispensing prescription and service fees are estimated each period based on the amount to be paid.  As at December 31, 2009, accounts receivable (included unbilled receivable) for continuing operations were $157,889 (March 31, 2009 - $nil).  The term of the accounts receivable is at 6 months.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable and Allowance for Doubtful Accounts (continued)

The Company provides an allowance for doubtful accounts equal to estimated uncollectible receivable.  This estimate is based on the current status of each customer’s receivable balance as well as current economic and market conditions.  Receivables are written off against the allowance only upon determination such amounts are not recoverable and all collection attempts have failed.  As at December 31, 2009, the Company had $nil allowance for doubtful accounts (March 31, 2009 - $nil).

Research and Development

Research and development expenditures relating to the lab test and clinical trial are charged to operations.  For the period ended December 31, 2009, the Company incurred $83,996 research and development expenditures (December 31, 2008 - $nil).

Equipment

Equipment is carried at cost and is depreciated using the straight-line method over estimated useful lives of three years office and computer equipment.  During the period ended December 31, 2009, the Company incurred amortization of $11,688 (December 31, 2008 - $nil).

Accounting Codification

On April 1, 2009, the Company adopted ASC 105 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. The adoption of the standard did not have a material impact on the Company.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events

In July 2009, the Company adopted ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of the standard did not have a material impact on the Company.

Business Combinations

On April 1, 2009, the Company adopted ASC 805-10 (revised 2007), Business Combinations.  This statement replaces ASC 805, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration.  This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The adoption of the standard did not have a material impact on the Company.

On April 1, 2009, the Company adopted ASC 805-20, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies , which amends and clarifies ASC 805-10 to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The adoption of the standard did not have a material impact on the Company.

Recent accounting pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009
(Stated in U.S. Dollars)

3.	ASSETS ACQUISITION

On September 2, 2009, the Company acquired certain assets from a third party which include the inventory, furniture, fixture, equipment, computer hardware and software for a maximum consideration of $20,000. The consideration will be made in a way of assuming the seller’s outstanding debt as at September 2, 2009 to a maximum of $20,000. As at December 31, 2009, the Company has made approximately $55,278 towards the seller’s outstanding debt.  The Company has accounted the over payment as the part of the purchase price as the Company intends to continue the business activity with certain creditors of the seller.  The total purchase price of $55,278 was allocated to the inventory acquired from the seller with zero amount allocated to the fixture, furniture, equipment, computer hardware and software as their relative fair value is minimal.

4.	RELATED PARTY TRANSACTIONS

a)
At December 31, 2009, the Company indebted to a former Director of the Company in the amount of $2,365 (March 31, 2009 - $nil). The advances are unsecured, non- interest bearing and have no specific terms of repayment.

b)
At December 31, 2009, the Company was indebted to Telemedicine, Inc, a major stockholder of the Company, in the amount of $17,500 for expenses paid on behalf of the Company (March 31, 2009 - $nil).  The amounts are unsecured, non-interest bearing and have no specific terms of repayment.

c)	At December 31, 2009, the Company had a receivable from a Director of the Company in the amount of $5,000 (March 31, 2009 - $nil). The receivable is unsecured, non- interest bearing and due on demand.

5.	LONG TEM DEBT

On June 26, 2009, the Company entered into a loan agreement with PT Group, Inc. (the “Lender”) that the Lender agreed to provide the Company with a loan in an aggregate principal amount not to exceed US$500,000 in instalments. The loan is secured by promissory notes of the Company. Each instalment will incur interest at the rate of 9.5% per annum beginning on the date of each disbursement. All outstanding amounts will incur interest until such date as all outstanding principal and interest is paid in full which shall be due and payable no later than 18 months from the disbursement date. As at December 31, 2009, the Lender advanced a total amount of $489,860 to the Company plus accrued interest of $16,072 for a total of $505,932, which is due before December 26, 2010.

EASY SCRIPTS, INC.
(formerly Anvil Forest Products Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009
(Stated in U.S. Dollars)

5.	LONG TEM DEBT (Continued)

On October 5, 2009, the Company entered into an additional loan agreement with PT Group, Inc. (the “Lender”) that the Lender agreed to provide the Company with a loan in an aggregate principal amount not to exceed US$750,000 in installments. The loan is secured by promissory notes of the Company. Each installment will incur interest at the rate of 9.5% per annum beginning on the date of each disbursement. All outstanding amounts will incur interest until such date as all outstanding principal and interest is paid in full which shall be due and payable no later than 18 months from the disbursement date.  As at December 31, 2009, the Lender advanced a total amount of $744,836 to the Company plus accrued interest of $8,223 for a total of $753,059, which is due before April 4, 2011.

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

Overview

We were incorporated in the State of Nevada on August 11, 2006.  The principal activity of the Company was custom wide plank flooring.  On June 14, 2009, the Company changed its name of Anvil Forest Products, Inc. to Easy Scripts, Inc. and proceeded with a reorganization of the Company.  The Company changed its principal business from custom wide plank flooring to Pharmacy Benefit Management (“PBM”), a retail pharmacy claims processing offering to manage the prescription drug benefit for customers.  The Company is considered a development stage company as defined in ASC 915.

We opened our first pharmacy on September 2, 2009 in California.  Our second pharmacy opened on November 9, 2009 in Illinois.  Our third pharmacy opened November 10, 2009 in Hawaii.

Results of Operations

We had an accumulated loss of $791,941 and a working capital deficiency of $58,133 as at December 31, 2009.  We have generated $186,875 in revenues from our business operations since inception which $157,890 was generated from our PBM operations.

We also rely on periodic loans from our major shareholder and a 3rd party lender in order to pay bills and to continue with our business should we not generate sufficient revenues from our business operations. Our major shareholder and a 3rd party lender have committed to loan us money to maintain operations. The foregoing is an oral declaration of intention by our major shareholder. It is not evidenced by any written documentation, and is not enforceable as a matter of law because there is no consideration for the agreement.  On June 26, 2009 and October 5, 2009, we entered into two loan agreements with our lender to obtain a loan in an aggregate principal amount not to exceed US$1,250,000 in installments.

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

•	We plan to have two more pharmacies opened in the next quarter.

•
Our pricing structure is competitive with larger chains such as Wal-Mart, CVS, and Walgreens.  Our pharmacies offer over 200 different medications for $3.50 for a 30 Day supply and $9.50 for a 90 Day supply. Our research shows that medications purchased from our online pharmacies will cost consumers $0.50 less on average than the same medications purchased from our competitors.

•	We expect our online pharmacies to gain market share from large retail pharmacies due to our pricing structure as well as allowing our customers the convenience of online purchasing.

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

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have generated only $186,875 in revenues from operations since our inception on August 11, 2006 to December 31, 2009, which $157,890 was generated from our PBM operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price increases in products and services.

To become profitable and competitive, we have to attract customers and generate additional revenues.
Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of December 31,
2009 and March 31, 2009:

	December 31, 2009	March 31, 2009
	(unaudited)

Cash and cash equivalents	$152,744	$-
Accounts receivable, net	157,889	-
Prepaid expenses	190,557	-
Inventories	70,300	-

As of December 31, 2009, the Company had $152,744 in cash and cash equivalents, an increase of $15,588 from September 30, 2009.

Since inception, we raised $26,200 in our private placement, obtained $19,865 in advances from a major shareholder, and obtained debt from two former directors for $59,429 which was forgiven by the former directors during the period ended December 31, 2009.  We incurred $119,381 in the acquisition of equipment. We used $1,063,065 in operating activities leaving us with $152,744 in cash.

In the event that we need additional cash and fail to raise it we may have to suspend operations until such cash is raised, or cease operations entirely.

As of the date of this report, we have initiated limited operations and have generated limited revenues of $186,875, which $157,890 was generated from our PBM operations.

Since inception we have issued 13,290,000 (post forward stock split) shares of common stock pursuant to the exemption from registration set forth in Regulation S of the Securities Act of 1933. The total purchase price of the shares was $26,200.

In November 2006, we sold 9,000,000 (post forward stock split) shares of common stock to our former officer and director, Walter Brenner and raised $300. In December 2006, we sold 150,000 (post forward stock split) shares of common stock to our former officer and director, Horst Balthes, and raised $1,000. In December 2006, we sold 2,700,000 (post forward stock split) shares of common stock to 6 persons at an offering price of $0.0003 per shares and raised $900; 900,000 (post forward stock split) shares of common stock to 6 persons at an offering price of $0.0067 per share and raised $6,000; and, 540,000 (post forward stock split) shares of common stock to 12 persons at $0.03 per share and raised $18,000. All sales were made pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. All purchasers were non-US persons and all sales took place outside the United States of America.

As of December 31, 2009, our total assets were $684,183 and our total liabilities were $1,387,682. Our total assets were comprised of cash and cash equivalents, accounts receivable, prepaid expense, inventories, due from a related party and equipment. As of December 31, 2009, we had $152,744 in cash and cash equivalents.

Contractual Obligations as of December 31, 2009

Contractual Obligations	Total	Less than one year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long Term Debt Obligations (1)	$1,258,991	$505,932	$753,059	$-	$-

Total	$1,258,991	$505,932	$753,059	$-	$-

1. Easy Scripts, Inc. entered into two arrangements on June 26, 2009 and October 5, 2009 with PT Group, Inc. to obtain up to $500,000 and $750,000 of financing, respectively. The notes accrue interest at the rate of 9.5%. The principal and interest are payable on or before December 26, 2010 and April 4, 2011, respectively.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

February 22, 2010	EASY SCRIPTS, INC.

	By:	/s/ Kendra Marcoux
Kendra Marcoux President, Director